Form 10-K/A
period 2020-12-31
Carney Technology Acquisition Corp. II
filed 2021-06-14
CIK 1823634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Carney Technology Acquisition Corp. II (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K, or this Amendment, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 30, 2021 (the “Original Filing”) to restate our financial statements for the period ended December 31, 2020. We are also restating the financial statement as of December 14, 2020, in the accompanying financial statements included in this Annual Report, including describing the restatement and its impact on previously reported amounts.

Restatement Background

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Since their issuance on December 14, 2020 at the time of the Company’s initial public offering, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should have been presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with the audit committee of the Company’s board of directors (the “Audit Committee”), concluded that its previously issued audited financial statements for the period ended December 31, 2020 should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase common stock (the “warrants”) and should no longer be relied upon. Specifically, on June 8, 2021, the Audit Committee, based on the recommendation of, and after consultation with, the Company’s management, concluded that the Company’s audited financial statements for the year ended December 31, 2020 and the period from August 31, 2020 (inception) to December 31, 2020, as reported in the Company's Annual Report on Form 10-K filed on March 30, 2021, should no longer be relied upon due to changes required to reclassify the Company’s outstanding warrants as liabilities. Similarly, the related press releases, and the stockholder communications, investor presentations or other communications describing relevant portions of the Company's financial statements for these periods should no longer be relied upon.

Historically, the warrants were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the warrants issued on December 14, 2020, in light of the SEC Staff Statement. Based on this reassessment, we determined that the warrants should be classified as liabilities measured at fair value upon issuance, with any subsequent changes in fair value reported in our Statement of Operations each reporting period.

The change in accounting for the warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the previously reported Financial Statements or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in trust account, operating expenses or total cash flows from operations.

Items Amended

This Amendment presents the Original Filing, amended and restated with modifications as necessary to reflect the restatement. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the following items in the Original Filing have been hereby amended and are restated in their entirety: Item 1, Business, Item 1A, Risk Factors, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Item 8, Financial Statements and Supplementary Data, and Item 9A, Controls and Procedures.

In addition, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 and 32.2) to this Amendment.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

The forward-looking statements contained in this Amendment are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Amendment, or the context otherwise requires, references to:

●	“Amendment” are to Amendment No. 1 to Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2020;

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Cantor” are to Cantor Fitzgerald & Co., a joint representative of the underwriters in our initial public offering;

●	“Class A common stock” are to the Company’s Class A common stock par value $0.0001;

●	“Class B common stock” are to the Company’s Class B common stock par value $0.0001;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for shares of our Class A common stock issued in connection with our initial business combination including but not limited to a private placement of equity or debt;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issuable upon the conversion thereof as provided herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on December 14, 2020;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Mizuho” are to Mizuho Securities USA LLC, a joint representative of the underwriters in our initial public offering;

●	“Morgan Stanley” are to Morgan Stanley & Co. LLC, a joint representative of the underwriters in our initial public offering;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“Original Filing” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2020;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“placement units” are to the units purchased by our sponsor in the private placement (as defined below), each placement unit consisting of one placement share (as defined below) and one-third of one placement warrant (as defined below);

●	“placement shares” are to the shares of our common stock included within the placement units purchased by our sponsor in the private placement;

●	“placement warrants” are to the warrants included within the placement units purchased by our sponsor in the private placement;

●	“private placement” are to the private placement of 900,000 placement units at a price of $10.00 per unit, for an aggregate purchase price of $9,000,000, which occurred simultaneously with the completion of our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market, including warrants that may have be acquired by our sponsor or its affiliates in our initial public offering or thereafter in the open market) and to any placement warrants sold as part of the placement units or warrants issued upon conversion of working capital loans in each case that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“Registration Statement” are to the Form S-1 filed with the SEC on October 9, 2020, as amended;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to Carney Technology Sponsor II LLC, a Delaware limited liability company;

●	“trust account” are to the trust account in which an amount of $402,500,000 ($10.00 per unit) from the net proceeds of the sale of the units in the initial public offering and private placement units was placed following the closing of the initial public offering.

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-third of one public warrant;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants and any warrants issued upon conversion of working capital loans to the extent they are no longer held by the initial holders or their permitted transferees;

●	“we,” “us,” “Company” or “our Company” are to Carney Technology Acquisition Corp. II; and

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm.

PART I

Item 1. Business.

Overview

We are an early-stage blank check company formed as a Delaware corporation for the purpose of effecting an initial business combination. While our efforts to identify a target business may span many industries and regions around the world, since our initial public offering, we have focused our search for prospects within the technology industry. While we are searching for a potential business combination target in the technology industry, our search efforts may span many industries and our ability to locate a potential target is subject to the uncertainties discussed elsewhere in this Amendment.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that only meets some but not all of the above criteria and guidelines, we will disclose that the target business does not meet all of the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Amendment, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

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

As a smaller reporting company, we are not required to include risk factors in this Amendment. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check Company with no revenue or basis to evaluate our ability to select a suitable business target;

●	material weakness in our internal control over financial reporting;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by its lack of an established record of revenue, cash flows and experienced management.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Risks Relating to Restatement of Our Previously Issued Financial Statements

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement, wherein the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our warrants, and pursuant to the guidance in ASC 815, Derivatives and Hedging (“ASC 815”), determined the warrants should be classified as derivative liabilities measured at fair value on our balance sheet, with any changes in fair value to be reported each period in earnings on our statement of operations.

As a result of the recurring fair value measurement, our financial statements may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the SEC Staff Statement on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restated previously issued and audited financial statements as of and for the period from August 31, 2020 (inception) to the year ended December 31, 2020.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, offering costs associated with derivative warrant liabilities, ordinary shares subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Periods.

As described in Item 9A. “Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A ordinary shares is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies of issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Item 9A. “Controls and Procedures”.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Amendment including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Amendment, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Amendment. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Restatement

In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on December 14, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements for the period ended December 31, 2020 should be restated because of a misapplication in the guidance around accounting for the warrants and should no longer be relied upon.

Historically, the warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for warrants issued on December 14, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period. Accordingly, this Amendment restates our audited financial statements as of, and for the period ended December 31, 2020.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

Results of Operations (restated)

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from August 31, 2020 (inception) through December 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from August 31, 2020 (inception) through December 31, 2020, we had a net loss of $845,189, which consists of operating costs of $133,396 and transaction costs allocable to warrants of $993,257 offset by a change in the fair value of warrant liabilities of $274,333 and interest income on investments and marketable securities held in the Trust Account of $7,131.

Liquidity and Capital Resources (restated)

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

For the period from August 31, 2020 (inception) through December 31, 2020, cash used in operating activities was $743,500. Net loss of $845,189 was affected by a change in the fair value of warrant liabilities of $274,333, transaction costs allocable to warrants of $993,257, interest earned on investments and marketable securities held in the Trust Account of $7,131 and changes in operating assets and liabilities, which used $610,104 of cash from operating activities.

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach.

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

Reference is made to pages F-1 through F-16 comprising a portion of this Amendment.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (the “Certifying Officer”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as of the end of the period covered by this Amendment and that the foregoing arose as a result of a material weakness in the Company’s internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Management’s Report on Internal Controls over Financial Reporting

This Amendment does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On June 8, 2021, we revised our prior position on accounting for the Public Warrants and Private Placement Warrants and concluded that our previously issued financial statements as of and for the period from August 31, 2020 (inception) through December 31, 2020, and our financial data as of December 14, 2020, should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.)

Our internal control over financial reporting did not result in the proper classification of our warrants. Since their original issuance, our warrants have been accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. To remediate the material weakness, we developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of the Original Filing, our directors and officers are as follows:

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

Lieutenant General (Ret.) Robert Ferrell, who has served as one of our directors since December 2020, served 38 years in the U.S. Army. His final assignment was as Chief Information Officer responsible for overseeing an annual budget of $10.5 billion in Army information-technology investments from 2013 to 2017, and responsible for setting strategic direction and objectives for the Army’s network that serviced over 1.2 million people. Lieutenant General (Ret.) Ferrell previously commanded the U.S. Army Communications-Electronics Command and served as Director, Command and Control, Communications and Computer Systems, U.S. Africa Command from 2008 to 2013. Since 2017, he has served as Vice President, Public Sector Strategy, at World Wide Technology, Inc., a private technology solutions provider. Lieutenant General (Ret.) Robert Ferrell holds a B.S degree in Marketing from Hampton University, a M.S degree in Administration from Central Michigan University and M.S degree in Strategy from the Army War College. He is well-qualified to serve on our Board due to his extensive operational and investment experience in the technology sector.

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

Our advisors (i) assist us in sourcing and negotiating with potential business combination targets, (ii) provide their business insights when we assess potential business combination targets and (iii) upon our request, provide their business insights as we work to create additional value in the businesses that we acquire. In this regard, they fulfill some of the same functions as our board members. However, they have no written advisory agreement with us. Additionally, except as disclosed elsewhere in this Amendment, our advisors have no other employment or compensation arrangements with us. Moreover, our advisors will not be under any fiduciary obligations to us nor will they perform board or committee functions, nor will they have any voting or decision making capacity on our behalf. They will also not be required to devote any specific amount of time to our efforts or be subject to the fiduciary requirements to which our board members are subject. Accordingly, if any of our advisors becomes aware of a business combination opportunity which is suitable for any of the entities to which he has fiduciary or contractual obligations (including other blank check companies), he will honor his fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We may modify or expand our roster of advisors as we source potential business combination targets or create value in businesses that we may acquire.

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

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of March 29, 2021.

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

On August 31, 2020, our sponsor agreed to loan us up to $185,000 to be used for a portion of the expenses of the initial public offering. These loans were non-interest bearing, unsecured and were due at the earlier of March 31, 2021 or the closing of the initial public offering. The outstanding balance of $185,000 under the loan was repaid upon the closing of the initial public offering out of the $750,000 of offering proceeds that was allocated to the payment of offering expenses (other than underwriting commissions).

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

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Amendment:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Amendment.

(3)	Exhibits

We hereby file as part of this Amendment the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

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

Restatement of Consolidated Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 consolidated financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

June 11, 2021

CARNEY TECHNOLOGY ACQUISITION CORP. II

BALANCE SHEET

DECEMBER 31, 2020

(As Restated)

ASSETS
Current assets
Cash	$835,208
Prepaid expenses	700,867
Total Current Assets	1,536,075

Investments held in Trust Account	402,507,131
Total Assets	$404,043,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - accrued expenses	$90,763
Warrant liability	17,831,667
Deferred underwriting fee payable	15,137,500
Total Liabilities	33,059,930

Commitments and contingencies

Class A common stock subject to possible redemption, 36,598,327 shares at $10.00 per share redemption value	365,983,270

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 4,551,673 shares issued and outstanding (excluding 36,598,327 shares subject to possible redemption)	455
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,062,500 shares issued and outstanding	1,006
Additional paid-in capital	5,843,734
Accumulated deficit	(845,189)
Total Stockholders’ Equity	5,000,006
Total Liabilities and Stockholders’ Equity	$404,043,206

The accompanying notes are an integral part of the financial statements.

CARNEY TECHNOLOGY ACQUISITION CORP. II

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 31, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Formation and operating costs	$133,396
Loss from operations	(133,396)

Other income (expense):
Interest earned on marketable securities held in Trust Account	7,131
Change in fair value of warrant liability	274,333
Transaction costs allocable to warrants	(993,257)
Other expense, net	(711,793)

Net loss	$(845,189)

Weighted average shares outstanding of Class A redeemable common stock	40,250,000
Basic and diluted income per share, Class A redeemable common stock	$0.00

Weighted average shares outstanding of Class A and B non-redeemable common stock	10,194,207
Basic and diluted net loss per share, Class A and B non-redeemable common stock	$(0.08)

The accompanying notes are an integral part of the financial statements.

CARNEY TECHNOLOGY ACQUISITION CORP. II

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 31, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – August 31, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to initial stockholders	—	—	10,062,500	1,006	23,994	—	25,000

Sale of 40,250,000 Units, net of underwriting discounts, offering costs and the fair value of the Public Warrants	40,250,000	4,025	—	—	363,195,440	—	363,199,465

Sale of 900,000 Private Placement Units, net of the fair value of the private Placement Warrants	900,000	90	—	—	8,603,910	—	8,604,000

Class A common stock subject to possible redemption	(36,598,327)	(3,660)	—	—	(365,979,610)	—	(365,983,270)

Net loss	—	—	—	—	—	(845,189)	(845,189)

Balance – December 31, 2020	4,551,673	$455	10,062,500	$1,006	$5,843,734	$(845,189)	$5,000,006

The accompanying notes are an integral part of the financial statements.

CARNEY TECHNOLOGY ACQUISITION CORP. II

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 31, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Cash Flows from Operating Activities:
Net loss	$(845,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(7,131)
Change in the fair value of warrant liabilities	(274,333)
Transaction costs allocable to warrants	993,257
Changes in operating assets and liabilities:
Prepaid expenses	(700,867)
Accrued expenses	90,763
Net cash used in operating activities	(743,500)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(402,500,000)
Net cash used in investing activities	(402,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	395,500,000
Proceeds from sale of Private Placement Units	9,000,000
Proceeds from promissory note – related party	185,000
Repayment of promissory note – related party	(185,000)
Payment of offering costs	(421,292)
Net cash provided by financing activities	404,078,708

Net Change in Cash	835,208
Cash – Beginning of period	—
Cash – End of period	$835,208

Non-Cash financing activities:
Initial classification of Class A common stock subject to possible redemption	$365,834,200
Change in value of Class A common stock subject to possible redemption	$149,070
Deferred underwriting fee payable	$15,137,500
Offering costs paid directly by Sponsor in exchange for the issuance Class B common stock	$25,000

The accompanying notes are an integral part of the financial statements.

CARNEY TECHNOLOGY ACQUISITION CORP. II

NOTES TO FINANCIAL STATEMENTS

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

The registration statement for the Company’s Initial Public Offering was declared effective on December 9, 2020. On December 14, 2020 the Company consummated the Initial Public Offering of 40,250,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 5,250,000 Units, at $10.00 per Unit, generating gross proceeds of $402,500,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 900,000 units (the “Placement Units”) at a price of $10.00 per Placement Unit in a private placement to Carney Technology Sponsor II LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $9,000,000, which is described in Note 5.

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6), Placement Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Placement Warrants (as defined in Note 4) issued in connection with its Initial Public Offering (collectively, the “Warrants”) as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the Warrants. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the Warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

In connection with the audit of the Company’s financial statements for the period ended December 31, 2020, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

	As
	Previously		As
	Reported	Adjustments	Restated

Balance sheet as of December 14, 2020
Warrant Liability	$—	$18,106,000	$18,106,000
Total Liabilities	15,399,979	18,106,000	35,505,979
Class A Common Stock Subject to Possible Redemption	383,940,200	(18,106,000)	365,834,200
Class A Common Stock	276	181	457
Additional Paid-in Capital	4,999,726	993,076	5,992,802
Accumulated Deficit	(1,000)	(993,257)	(994,257)

Number of Class A common stock subject to redemption	38,394,020	(1,810,600)	36,583,420

Balance sheet as of December 31, 2020
Warrant Liability	$—	$17,831,667	$17,831,667
Total Liabilities	15,228,263	17,831,667	31,059,930
Class A Common Stock Subject to Possible Redemption	383,814,940	(17,831,670)	365,983,270
Class A Common Stock	277	178	455
Additional Paid-in Capital	5,124,985	718,749	5,843,734
Accumulated Deficit	(126,265)	(718,924)	(845,189)
Total Stockholders’ Equity	5,000,003	3	5,000,006

Number of Class A common stock subject to redemption	38,381,494	(1,783,167)	36,598,327

Statement of Operations for the Period from August 31, 2020 (inception) through December 31, 2020
Change in fair value of warrant liabilities	$—	$274,333	$274,333
Transaction costs allocable to warrants	—	(993,257)	(993,257)
Net loss	(126,265)	(718,924)	(845,189)
Weighted average shares outstanding of Class A and Class B non-redeemable common stock	9,058,299	—	9,058,299
Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	(0.01)	(0.08)	(0.09)

Statement of Cash Flows for the Period from August 31, 2020 (inception) through December 31, 2020
Change in fair value of warrant liabilities	$—	$274,333	$274,333
Transaction costs allocable to warrants	—	(993,257)	(993,257)
Net loss	(126,265)	(718,924)	(845,189)
Initial classification of Class A common stock subject to possible redemption	383,940,200	(18,106,000)	365,834,200
Increase in value of Class A common stock subject to possible redemption	(125,260)	274,330	149,070

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

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

Offering Costs

Offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounted to $22,583,792, of which $21,590,535 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $993,257 were expensed to the condensed statement of operations.

Warrant Liability

The Company accounts for the Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statement of operations.

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

Net Loss per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 13,716,667 shares of Class A common stock in the calculation of diluted income per share, since the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of net income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class A and B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class A and B non-redeemable common stock outstanding for the period. Class A and B non-redeemable common stock includes the Founder Shares and Placement Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period From August 31, 2020 (inception) Through December 31,
2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$7,131
Income and Franchise Tax	(7,131)
Net Earnings	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	40,250,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00

Non-Redeemable Class A and B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(845,189)
Redeemable Net Earnings	—
Non-Redeemable Net Loss	$(845,189)
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class A and B Common Stock, Basic and Diluted (1)	9,058,299
Loss/Basic and Diluted Non-Redeemable Class A and B Common Stock	$(0.09)

Note: As of December 31, 2020, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the stockholders.

(1)	The weighted average non-redeemable common stock for period from August 31, 2020 (inception) through December 31, 2020 includes the effect of 900,000 Placement Units, which were issued in conjunction with the initial public offering on December 14, 2020.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature, except for the Warrants (see Note 11).

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 40,250,000 units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 5,250,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50, subject to adjustment (see Note 8).

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 4,551,673 shares of Class A common stock issued and outstanding, excluding 36,598,327 shares of Class A common stock subject to possible redemption.

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

NOTE 9. WARRANTS

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

NOTE 10. INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

December 31,
2020

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of warrant liability	6.8%
Transaction costs allocable to warrants	(24.7)%
Change in valuation allowance	(3.1)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 11. FAIR VALUE MEASUREMENTS

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

At December 31, 2020, assets held in the Trust Account were comprised of $3 in cash, $201,250,937 in money market funds which are invested primarily in U.S. Treasury Securities and $201,256,191 in U.S. Treasury securities. During the period from August 31, 2020 (inception) through December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s gross holding gains and fair value of held-to-maturity securities at December 31, 2020:

	Held-To-Maturity	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2020	U.S. Treasury Securities (Matures on 03/15/2021)	$201,256,191	$1,629	$201,257,820

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020	December 14, 2020
Assets:
Investments – U.S. Treasury Securities (Matures on 03/15/2021)	1	$201,257,820	$—
Investments – U.S. Treasury Securities Money Market Fund	1	$201,250,937	$—

Liabilities:
Warrant Liability – Placement Warrants	3	$390,000	$396,000
Warrant Liability – Public Warrants	3	$17,441,667	$17,710,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the Company’s condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

The Warrants were initially valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. For periods subsequent to the detachment of the Public Warrants from the Units, the closing price of the Public Warrant will be used as the fair value for the Warrants as of each relevant date.

The key inputs into the Monte Carlo simulation model for the Warrants were as follows:

Input:	December 31, 2020	December 14, 2020
Risk-free interest rate	0.43%	0.43%
Expected term (years)	5.5	5.5
Expected volatility	20.0%	20.0%
Exercise price	$11.50	$11.50
Implied Fair Value of Class A common stock	$9.83	$9.84

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Placement Warrants	Public Warrants	Warrant Liabilities (Level 3)
Fair value as of August 31, 2020 (inception)	$—	$—	$—
Initial measurement on December 14, 2020	396,000	17,710,000	18,106,000
Change in fair value	(6,000)	(268,333)	(274,333)
Fair value as of December 31, 2020	$390,000	$17,441,667	$17,831,667

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 9, 2020, by and among the Company, Morgan Stanley, Cantor and Mizuho, as representatives of the several underwriters. (3)
3.1	Amended and Restated Certificate of Incorporation. (3)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated December 9, 2020, by and between the Company and Continental, as warrant agent. (3)
4.5	Description of Registered Securities.*
10.1	Promissory Note, dated August 31, 2020, issued to the sponsor. (1)
10.2	Securities Subscription Agreement, dated August 31, 2020, between the Registrant and Carney Technology Sponsor II LLC. (1)
10.3	Letter Agreement, dated October 15, 2020, by and among the Company, its officers, its directors and the Sponsor. (3)
10.4	Investment Management Trust Agreement, dated December 9, 2020, by and between the Company and Continental, as trustee. (3)
10.5	Registration Rights Agreement, dated December 9, 2020, by and among the Company and the sponsor. (3)
10.6	Administrative Support Agreement, dated December 9, 2020, by and between the Company and First In Line Enterprises, Inc., an affiliate of the sponsor. (3)
10.7	Unit Subscription Agreement, dated December 9, 2020, by and between the Company and the sponsor. (3)
10.8	Form of Indemnity Agreement (2)
31.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on October 9, 2020.

(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on October 20, 2020.

(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 15, 2020.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

June 9, 2021	Carney Technology Acquisition Corp. II

	By:	/s/ David Roberson
	Name:	David Roberson
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ David Roberson	Chief Executive Officer, Chief Financial Officer and Chairman of the Board	June 9, 2021
David Roberson	(Principal Executive Officer and Principal Financial Officer)

/s/ Gale England	President and Director	June 9, 2021
Gale England

/s/ Robert Ferrell	Director	June 9, 2021
Lieutenant General (Ret.) Robert Ferrell

/s/ Carol Goode	Director	June 9, 2021
Carol Goode

/s/ Ellen O’Donnell	Director	June 10, 2021
Ellen O’Donnell