Form 10-Q
period 2021-06-30
Carney Technology Acquisition Corp. II
filed 2021-08-11
CIK 1823634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
August
11
,
2021, there were 41,150,000 shares of Class A common stock, $0.0001 par value, and 10,062,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

CARNEY TECHNOLOGY ACQUISITION CORP. II
Quarterly Report on Form
10-Q

i

PART I – FINANCIAL INFORMATION
ITEM 1. CONDESED FINANCIAL STATEMENTS
CARNEY TECHNOLOGY ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$465,183	$835,208
Prepaid expenses	534,667	700,867

Total Current Assets	999,850	1,536,075
Investment and marketable securities held in Trust Account	402,501,707	402,507,131

TOTAL ASSETS	$403,501,557	$404,043,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - accrued expenses	$99,456	$90,763
Warrant liability	12,893,667	17,831,667
Deferred underwriting fee payable	15,137,500	15,137,500

TOTAL LIABILITIES	28,130,623	33,059,930

Commitments and Contingencies
Class A common stock subject to possible redemption, 37,037,093 and 36,598,327 shares at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	370,370,930	365,983,270
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 4,112,907 and 4,551,673 shares issued and outstanding (excluding 37,037,093 shares and 36,598,327 subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively.	411	455
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,062,500 shares issued and outstanding at June 30, 2021 and December 31, 2020	1,006	1,006
Additional paid-in capital	1,456,118	5,843,734
Retained earnings/(Accumulated deficit)	3,542,469	(845,189)

Total Stockholders’ Equity	5,000,004	5,000,006

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$403,501,557	$404,043,206

The accompanying notes are an integral part of the condensed financial statements.

CARNEY TECHNOLOGY ACQUISITION CORP. II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021

Operating and formation costs	$347,695	$586,593

Loss from operations	(347,695)	(586,593)
Other income:
Interest earned on marketable securities held in Trust Account	707	36,251
Change in fair value of warrant liabilities	(1,508,833)	4,938,000

Other income (loss), net	(1,508,126)	4,974,251
Income (Loss) before income taxes	(1,855,821)	4,387,685
Benefit (Provision) for income taxes	—	—

Net (loss) income	$(1,855,821)	$4,387,658

Weighted average shares outstanding, Class A redeemable common stock	40,250,000	40,250,000

Basic and diluted income per share, Class A redeemable common stock	$0.00	$0.00

Weighted average shares outstanding, Class B non-redeemable common stock	10,962,500	10,962,500

Basic and diluted income (loss) per share, Class B non-redeemable common stock	$(0.17)	$0.40

The accompanying notes are an integral part of the condensed financial statements.

CARNEY TECHNOLOGY ACQUISITION CORP. II
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings / (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

Balance – January 1, 202 1 audited	4,551,673	$455	10,062,500	$1,006	$5,843,734	$(845,189)	$5,000,006
Change in value of Class A common stock subject to possible redemption	(624,348)	(62)	—	—	(5,843,734)	(399,684)	(6,243,480)
Net income	—	—	—	—	—	6,243,479	6,243,479

Balance – March 31, 2021	3,927,325	$393	10,062,500	$1,006	$—	$4,998,606	$5,000,005
Change in value of Class A common stock subject to possible redemption	185,582	18	—	—	1,456,118	399,684	1,855,820
Net income (loss)	—	—	—	—	—	(1,855,821)	(1,855,821)

Balance – June 30, 2021	4,112,907	$411	10,062,500	$1,006	$1,456,118	$3,542,469	$5,000,004

The accompanying notes are an integral part of the condensed financial statements.

CARNEY TECHNOLOGY ACQUISITION CORP. II
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$4,387,658
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(36,251)
Change in fair value of warrant liabilities	(4,938,000)
Changes in operating assets and liabilities:
Prepaid expenses	166,200
Accrued expenses	8,693

Net cash used in operating activities	(411,700)
Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise taxes	41,675

Net cash provided by investing activities	41,675

Net Change in Cash	(370,025)
Cash – Beginning of period	835,208

Cash – End of period	$465,183

Non-Cash financing activities:
Change in value of Class A common stock subject to possible redemption	$4,387,660

The accompanying notes are an integral part of the condensed financial statements.

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from August 31, 2020 (date of inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
JUNE 30, 2021
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
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report (as amended) on Form
10-K/A
for the year ended December 31, 2020 as filed with the SEC on June 14, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Amended and Restated Annual Report on Form
10-K/A
for the year ended December 31, 2020. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three and six months or less when purchased to be cash equivalents. The Company had $465,183 and $835,208 in cash within the operating bank account as of June 30, 2021 and December 31, 2020, respectively.
Marketable Securities Held in Trust Account
At June 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.
Class A Common Stock Subject to Possible Redemption
The
Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed
 balance sheets.
Offering Costs
Offering costs consist of legal, accounting and other expenses incurred through the condensed
 balance sheets date that are directly related to the Initial Public Offering. Offering costs amounted to $22,583,792, of which $21,590,535 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $993,257 were expensed to the condensed Statements of operations.

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
For issued or modified warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheets date thereafter. Changes in the estimated fair value of the Warrants are recognized as a non-cash
change in fair value of warrant liabilities in the
condensed statements
of operations.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, the Company had a deferred tax asset of approximately $135,000 and $27,000, respectively, which had a full valuation allowance recorded against it of approximately $135,000 and $27,000, respectively.
The Company’s
condensed

taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up
costs and are not currently deductible. The Company did not record an income tax provision during the three and six months ended June 30, 2021. The Company’s effective tax rate of 0% for the three and six months ended June 30, 2021 differs from the expected income tax rate due to the start-up
costs (discussed above), which are not currently deductible, and to permanent differences primarily attributable to the change in the fair value of the warrant liabilities.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$707	$36,251
Less: Income and Franchise Tax	(707)	(36,251)

Net Earnings (loss)	$—	$—

Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	40,250,000	40,250,000

Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00	$0.00

Non-Redeemable Class A and B Common Stock
Numerator: Net income minus Redeemable Net Earnings
Net Income (loss)	$(1,855,821)	$4,387,658
Redeemable Net Earnings	—	—

Non-Redeemable Net Income (Loss)	$(1,855,821)	$4,387,658

Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class A and B Common Stock, Basic and Diluted (1)	10,962,500	10,962,500

Income/Basic and Diluted Non-Redeemable Class A and B Common Stock	$(0.17)	$0.040

Note: As of June 30, 2021, basic and diluted shares are the same as there are no non-redeemable
securities that are dilutive to the stockholders.
(1)
The weighted average
non-redeemable
common stock for the three and six months ended June 30, 2021 includes the effect of 900,000 Placement Units, which were issued in conjunction with the Initial Public Offering on December 14, 2020.

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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the Warrants (see Note 9).
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
JUNE 30, 2021
(Unaudited)

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
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On September 10, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 10,062,500 shares of Class B common stock (the “Founder Shares”). The Founder Shares include an aggregate of up to 1,312,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding shares after the Proposed Initial Offering (not including the Placement Shares). In connection with the exercise in full of the underwriter’s over-allotment option, the aforementioned shares are no longer subject to forfeiture.
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
Administrative Services Agreement
The Company entered into an agreement, commencing on December 9, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $15,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2021, the Company incurred $45,000 in fees for such services. At December 31, 2020, fees amounting to $15,000 are included in accrued expenses in the accompanying condensed balance sheets.
Promissory Notes — Related Parties
On August 31, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note of $185,000 was repaid at the closing of the Initial Public Offering on December 14, 2020.
Related Party Loans
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At June 30, 2021 and December 31, 2020, no such Working Capital Loans were outstanding.

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one
vote for each share. At June 30, 2021 and December 31, 2020, there were 4,112,907 and 4,551,673 shares of Class A common stock issued and outstanding, excluding 37,037,093 and 36,598,327 shares of Class A common stock subject to possible redemption, respectively.
Class
 B Common Stock
— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one
vote for each share. At June 30, 2021 and December 31, 2020, there were 10,062,500 shares of Class B common stock issued and outstanding.
Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders
except as otherwise required by law.
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
JUNE 30, 2021
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
The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60 th
business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the foregoing, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.
Redemption of warrants when the price per share of Class
 A common stock equals or exceeds $18.00:
 Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable to each warrant holder; and

•
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

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Redemption of warrants when the price per share of Class
 A common stock equals or exceeds $10.00
: Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•
at a price of $0.10 per warrant, upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants, but only on a cashless basis, prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A common stock;

•
if, and only if, the reported last sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days (the “Reference Days”) within a
30-trading
day period ending three business days before we send the notice of redemption to the warrant holders; and

•
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
The Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Placement Warrants and the Class A common stock
 issuable upon the exercise of the Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and be non-redeemable,
except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity
in accordance with ASC Topic 320 “Investments—Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.
At June 30, 2021, assets held in the Trust Account were comprised of $402,501,707 in money market funds which are invested primarily in U.S. Treasury Securities. At December 31, 2020, assets held in the Trust Account were comprised of $3 in cash, $201,250,937 in money market funds which are invested primarily in U.S. Treasury Securities and $201,256,191 in U.S. Treasury securities. During the six months ended June 30, 2021, the Company withdrew $
41,675
for tax payment purposes.
The following table presents information about the Company’s gross holding gains and fair value of held-to-maturity
securities at December 31, 2020:

	Held-To-Maturity	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2020	U.S. Treasury Securities (Matured on 03/18/2021) 1	$201,256,191	$1,629	$201,257,820

1	The matured securities were reinvested in a U.S. Treasury Securities Money Market Fund
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Investments – U.S. Treasury Securities Money Market Fund	1	$402,501,707	$201,250,937
Investments – U.S. Treasury Securities (Matured on 03/18/2021)	1	$—	$201,257,820
Liabilities:
Warrant Liability – Public Warrants	1	$12,611,667	$17,441,667
Warrant Liability – Placement Warrants	3	$282,000	$390,000
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities in the Company’s condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed Statements of operations.
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

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The key inputs into the Monte Carlo simulation model for the Warrants were as follows:

Input:	June 30, 2021	December 31, 2020
Risk-free interest rate	0.83%	0.43%
Expected term (years)	5.5	5.5
Expected volatility	16.9%	20.0%
Exercise price$	$11.50	$11.50
Implied Fair Value of Class A common stock	$9.71	$9.83
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities (Level 3)
Fair value as of January 1, 2021	$390,000	$17,441,667	$17,831,667
Transfers to Level 1	—	(17,441,667)	(17,441,667)
Change in fair value	(108,000)	—	(108,000)

Fair value as of June 30, 2021	$282,000	$—	$282,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021 was $17,441,667.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the condensed
 financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed
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
Results of Operations
We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from inception through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2021, we had a net loss of $1,855,821, which consists of a change in the fair value warrant liabilities of $(1,508,833) and interest income on marketable securities held in the trust account of $707, offset by operating costs of $347,695.
For the six months ended June 30, 2021, we had a net income of $4,387,658, which consists of a change in the fair value warrant liabilities of $4,938,000 and interest income on marketable securities held in the trust account of $36,251, offset by operating costs of $586,593.
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
For the six months ended June 30, 2021, cash used in operating activities was $411,700. Net income of $4,387,658 was offset by changes in the fair value of warrant liabilities of $4,938,000 and interest earned on investments and marketable securities held in the Trust Account of $36,251. Changes in operating assets and liabilities provided $174,893 of cash from operating activities.

As of June 30, 2021, we had investments held in the Trust Account of $402,501,707. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the three and six months ended June 30, 2021, we did not withdraw any interest income from the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of June 30, 2021, we had $465,183 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
sheet arrangements as of June 30, 2021.
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
Warrant Liability
We account for the Warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC
815-40
under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheets date until exercised, and any change in fair value is recognized in our Statements of operations.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
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

PART II—OTHER INFORMATION
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

Date: August 11, 2021
	By:	/s/ David Roberson
	Name:	David Roberson
	Title:	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors
(Principal Executive Officer and Principal Financial Officer)