Form 10-Q
period 2021-09-30
Carney Technology Acquisition Corp. II
filed 2021-11-05
CIK 1823634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM

10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to
_________
Commission File
No. 001-39779

CARNEY TECHNOLOGY ACQUISITION CORP. II
(Exact name of registrant as specified in its charter)

Delaware	85-2832589
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
533 Airport Blvd
Suite 400
Burlingame, CA 94010
(Address of Principal Executive Offices, including zip code)
(619)736-6855
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Units, each consisting of one share of Class A Common Stock an done-third of one Redeemable Warrant	CTAQU	The NASDAQ Stock Market LLC
Class A Common Stock, par value $0.0001 per share	CTAQ	The NASDAQ Stock Market LLC
Warrants, each exercisable for one share Class A Common Stock for $11.50 per share	CTAQW	The NASDAQ Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files
).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”
in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2
of the Exchange Act
):    Yes  ☒    No  ☐
As of
November
5
, 2021, there

were 41,150,000 shares of Class A common stock, $0.0001 par value, and 10,062,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

CARNEY TECHNOLOGY ACQUISITION CORP. II
Quarterly Report on
Form10-Q

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Condensed Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for The Three and Nine Months Ended September 30, 2021 and for the period from August 31, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for The Three and Nine Months Ended September 30, 2021 and for the period from August 31, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for The Nine Months Ended September 30, 2021 and for the period from August 31, 2020 (inception) through September 30, 2020	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Control and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

SIGNATURES		20

i

PART I – FINANCIAL INFORMATION
ITEM 1.
INTERIM CONDENSED FINANCIAL STATEMENTS
CARNEY TECHNOLOGY ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$318,445	$835,208
Prepaid expenses	429,167	700,867

Total Current Assets	747,612	1,536,075
Investment and marketable securities held in Trust Account	402,529,236	402,507,131

TOTAL ASSETS	$403,276,848	$404,043,206

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities - accrued expenses	$159,115	$90,763
Warrant liability	8,915,834	17,831,667
Deferred underwriting fee payable	15,137,500	15,137,500

TOTAL LIABILITIES	24,212,449	33,059,930

Commitments and Contingencies
Class A common stock subject to possible redemption, 40,250,000 shares at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	402,500,000	402,500,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 900,000 shares issued and outstanding (excluding 40,250,000 subject to possible redemption) at September 30, 2021 and December 31, 2020	90	90
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,062,500 shares issued and outstanding at September 30, 2021 and December 31, 2020	1,006	1,006
Accumulated deficit	(23,436,697)	(31,517,820)

Total Stockholders’ Deficit	(23,435,601)	(31,516,724)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$403,276,848	$404,043,206

The accompanying notes are an integral part of the condensed financial statements.

CARNEY TECHNOLOGY ACQUISITION CORP. II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,	Nine Months Ended September 30,	For the Period from August 31, 2020 (Inception) through September 30,
	2021	2021	2020

Operating and formation costs	$311,899	$898,492	$1,000

Loss from operations	(311,899)	(898,492)	(1,000)
Other income:
Interest income - bank	2	2	—
Interest earned on investments and marketable securities held in Trust Account	27,529	63,780	—
Change in fair value of warrant liabilities	3,977,833	8,915,833	—

Total other income	4,005,364	8,979,615	—
Net income (loss)	$3,693,465	$8,081,123	$(1,000)

Weighted average shares outstanding, Class A common stock	41,150,000	41,150,000	—

Basic and diluted income per share, Class A common stock	$0.07	$0.16	$—

Weighted average shares outstanding, Class B common stock	10,062,500	10,062,500	8,750,000

Basic and diluted income per share, Class B common stock	$0.07	$0.16	$—

The accompanying notes are an integral part of the condensed financial statements.

CARNEY TECHNOLOGY ACQUISITION CORP. II
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(REVISED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – January 1, 2021	900,000	$90	10,062,500	$1,006	$—	$(31,517,820)	$(31,516,724)
Net income	—	—	—	—	—	6,243,479	6,243,479

Balance – March 31, 2021	900,000	90	10,062,500	1,006	—	(25,274,341)	(25,273,245)
Net loss	—	—	—	—	—	(1,855,821)	(1,855,821)

Balance – June 30, 2021	900,000	90	10,062,500	1,006	—	(27,130,162)	(27,129,066)
Net income	—	—	—	—	—	3,693,465	3,693,465

Balance – September 30, 2021	900,000	$90	10,062,500	$1,006	$—	$(23,436,697)	$(23,435,601)

FOR THE PERIOD FROM AUGUST 31, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class B Common Stock		Additional Paid-in	Retained Earnings / (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance – August 31, 2020 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	10,062,500	1,006	23,994	—	25,000
Net loss	—	—	—	(1,000)	(1,000)

Balance – September 30, 2020	10,062,500	$1,006	$23,994	$(1,000)	$24,000

The accompanying notes are an integral part of the condensed financial statements.

CARNEY TECHNOLOGY ACQUISITION CORP. II
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,	For The Period From August 31, 2020 (Inception) Through September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$8,081,123	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments and marketable securities held in Trust Account	(63,780)	—
Change in fair value of warrant liabilities	(8,915,833)	—
Changes in operating assets and liabilities:
Prepaid expenses	271,700	—
Accrued expenses	68,352	1,000

Net cash used in operating activities	(558,438)	—
Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise taxes	41,675	—

Net cash provided by investing activities	41,675	—

Net Change in Cash	(516,763)	—
Cash – Beginning of period	835,208	—

Cash – End of period	$318,445	$—

The accompanying notes are an integral part of the condensed financial statements.

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from August 31, 2020 (date of inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Following the closing of the Initial Public Offering on December 14, 2020, an amount of $402,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Placement Units was placed in a trust account (the “Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of
Rule 2a-7of
the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.
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
The Company will
only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 7), Placement Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 8) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
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
NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of
$10.00
per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than
$5,000,001
. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.
As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet and Form
10-Q’s
will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.
In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets, liabilities or operating results.
The impact of the revision on the Company’s financial statements is reflected in the following table.

Balance Sheet as of December 31, 2020 (audited)	As Previously Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$365,983,270	$36,516,730	$402,500,000
Class A common stock	$455	$(365)	$90
Additional paid-in capital	$5,843,734	$(5,843,734)	$—
Accumulated Deficit	$(845,189)	$(30,672,631)	$(31,517,820)
Total Stockholders’ Equity (Deficit)	$5,000,006	$(36,516,730)	$(31,516,724)
Statement of Operations for the period from August 31, 2020 (inception) through December 31, 202 0 (audited)
Weighted average shares outstanding, Class A redeemable common stock	40,250,000	(34,515,984)	5,734,016
Basic and diluted net income per share, Class A redeemable common stock	$—	$(0.06)	$(0.06)
Weighted average shares outstanding, Class A and Class B non-redeemable common stock	10,194,207	(2,441,133)	7,753,074
Basic and diluted net income per share, Class A and Class B non-redeemable common stock	$(0.08)	$0.02	$(0.06)
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally incl
u
ded in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report (as amended) on
Form10-K/A
for the year ended December 31, 2020 as filed with the SEC on June 14, 2021, which cont
a
ins the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Amended and Restated Annual Report on
Form10-K/A
for the year ended December 31, 2020. The interim results for the three and nine months ended September 30, 2021, respectively, are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of s
u
ch extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
Cash and Cash Equivalents
The Company considers
all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $318,445 and $835,208 in cash within the operating bank account as of September 30, 2021 and December 31, 2020, respectively.
Marketable Securities Held in Trust Account
At September
 30, 2021 and December 31, 2020,
 respectively,
substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.
Class A Common Stock Subject to Possible Redemption
The Company accounts
for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stocks to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stocks resulted in charges against additional paid-in
capital and accumulated deficit.
At September 30, 2021, the Class A common stocks reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$402,500,000
Less:
Proceeds allocated to Public Warrants	(17,710,000)
Class A common stocks issuance costs	(21,590,535)
Plus:
Accretion of carrying value to redemption value	39,300,535

Class A common stocks subject to possible redemption	$402,500,000

There was no change to redemption value in the current quarter, as of December 31, 2020, or for the initial period ended September 30, 2020.
Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations.
Offering costs associated with the Class
 A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering.
Offering costs amounted to
$22,583,792, of which $21,590,535 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $993,257 were expensed to the condensed
s
tatements of
operations.

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Warrant Liability
The Company accounts for the Public Warrants (as defined in Note 4) and Placement Warrants (as defined in Note 5) (collectively, the “Warrants”) as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the Warrants are outstanding.
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
Income Taxes
The Company follows
the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021 and December 31, 2020, the Company had a deferred tax asset of approximately $202,000 and $27,000, respectively, which had a full valuation allowance recorded against it of approximately $202,000 and $27,000, respectively.
The Company’s condensed taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up
costs and are not currently deductible. The Company did not record an income tax provision during the three and nine months ended September 30, 2021
, respectively
. The Company’s effective tax rate of 0% for the three and nine months ended September 30, 2021
, respectively,
differs from the expected income tax rate due to the
start-up
costs (discussed above), which are not currently deductible, and to permanent differences primarily attributable to the change in the fair value of the warrant liabilities.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Income (Loss) per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,716,667 Class A common stock in the aggregate. As of September 30, 2021 and 2020
, respectively
, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common share
for the periods presented.

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the Period from August 31, 2020 (Inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income (loss), as adjusted	$2,967,754	$725,711	$6,493,302	$1,587,821	$—	$(1,000)
Denominator:
Basic and diluted weighted average shares outstanding	41,150,000	10,062,500	41,150,000	10,062,500	—	8,750,000

Basic and diluted net income per common share	$0.07	$0.07	$0.16	$0.16	$—	$0.00
Note: As of September 30, 2021, basic and diluted shares are the same as there are no non-redeemable
securities that are dilutive to the stockholders.

(1)
The weighted average
non-redeemable
common stock for the three and n
i
ne months ended September 30, 2021
, respectively,
includes the effect of 900,000 Placement Units, which were issued in conjunction with the Initial Public Offering on December 14, 2020.

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
Fair Value of Financial Instruments
The fair value
of the Company’s assets and liabilities which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the Warrants (see Note 9).
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)(“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if- converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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
The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any30-tradingday period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.
Administrative Services Agreement
The Company
entered into an agreement, commencing on December 9, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of up to $15,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2021, the Company incurred $45,000 and $135,000 in fees for such services, respectively, of which fees amounting to $30,000 are included in accrued expenses in the accompanying condensed balance sheets.
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
Related Party Loans
In addition, in order
to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At September 30, 2021 and December 31, 2020
, respectively
, no such Working Capital Loans were outstanding.

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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
NOTE 8. STOCKHOLDERS’ EQUITY
Preferred Stock
— The
Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020
, respectively,
there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020
, respectively,
there were 900,000 shares of Class A common stock issued and outstanding, excluding
40,250,000
shares of Class A common stock subject to possible redemption which are presented as temporary equity.
Class
 B Common Stock
— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020
, respectively,
there were
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

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 9. WARRANTS
As of September 30, 2021 and December 31, 2020, there were 20,000,000 Public Warrants and 400,000 Private Placement Warrants outstanding, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60thbusiness day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the foregoing, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.
Redemption of warrants when the price per share of Class
 A common stock equals or exceeds $18.00:
 Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable to each warrant holder; and

•
if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within
a30-tradingday
period ending three business days before the Company sends the notice of redemption to the warrant holders.

We will not redeem the warrants as described above unless a registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the30-dayredemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
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
SEPTEMBER 30, 2021
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

•
if, and only if, the reported last sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days (the “Reference Days”) within
a30-tradingday
period ending three business days before we send the notice of redemption to the warrant holders; and

•
if the reported last sale price of the Class A common stock is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for the Reference Days, the placement warrants are also concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

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
SEPTEMBER 30, 2021
(Unaudited)

NOTE 10. FAIR VALUE MEASUREMENTS
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
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying conde
nsed

balance sheets and adjusted for the amortization or accretion of premiums or discounts.
At September 30, 2021, assets held in the Trust Account were comprised of
$1,123
in cash, $201,260,591 in money market funds which are invested primarily in U.S. Treasury Securities and $201,273,059 in treasury bills. At December 31, 2020, assets held in the Trust Account were comprised of
$3 in cash, $201,250,937 in money market funds which are invested primarily in U.S. Treasury Securities and $201,256,191 in U.S. Treasury securities. During the nine months ended September 30, 2021, the Company withdrew $41,675 for tax payment purposes.
The following table presents information about the Company’s gross holding gains and fair value of held-to-maturity
securities at December 31, 2020:

	Held-To-Maturity	Amortized Cost	Gross Holding Gain	Fair Value
September 30, 2021	U.S. Treasury Securities (Matures on 12/09/2021)	$201,267,523	$4,413	$201,271,936

December 31, 2020	U.S. Treasury Securities (Matured on 03/18/2021)	$201,256,191	$1,629	$201,257,820

1	The matured securities were reinvested in a U.S. Treasury Securities Money Market Fund
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021	December 31, 2020

Liabilities:
Warrant Liability – Public Warrants	1	$8,720,834	$17,441,667
Warrant Liability – Placement Warrants	2	$195,000	$390,000
The Warrants were accounted for as liabilities in accordance with ASC

815-40

and are presented within warrant liabilities in the Company’s condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed Statements of operations.
The Warrants were initially valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date and December 31, 2020 was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the closing price of the Public Warrant was used as the fair value for the Warrants as of each relevant date. At September 30, 2021 the Private Placement Warrants transferred to Level 2 due to the use of an observable market quote for a similar asset in an active market.
The Binomial Lattice Model was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. The Public Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs and are classified as Level 1 as of September 30, 2021.

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities (Level 3)
Fair value as of January 1, 2021	$390,000	$17,441,667	$17,831,667
Transfers to Level 1	—	(17,441,667)	(17,441,667)
Change in fair value	(141,000)	—	(141,000)

Fair value as of March 31, 2021	$249,000	$—	$249,000
Change in fair value	33,000	—	33,000

Fair value as of June 30, 2021	$282,000	$—	$282,000
Change in F air V alue	(87,000)	—	(87,000)
Transfer to Level 2	(195,000)	—	(195,000)

Fair value as of September 30, 2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021 was $17,441,667
. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the nine months ended September 30, 2021 was $195,000.
NOTE 11. SUBSEQUENT EVENTS
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Carney Technology Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Carney Technology Sponsor II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on
Form10-K/A
filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Results of Operations
We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from inception through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended September 30, 2021, we had a net income of $3,693,465, which consists of a change in the fair value warrant liabilities of $3,977,833 and interest income on marketable securities held in the trust account of $27,529 and interest income in bank of $2, offset by operating costs of $311,899.
For the nine months ended September 30, 2021, we had a net income of $8,081,123, which consists of a change in the fair value warrant liabilities of $8,915,833 and interest income on marketable securities held in the trust account of $63,780 and interest income in bank of $2, offset by operating costs of $898,492.
For the period from August 31, 2020 (inception) through September 30, 2020, we had a net loss of $1,000 which consists of operating costs.
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
For the nine months ended September 30, 2021, cash used in operating activities was $558,438. Net income of $8,081,123 was affected by changes in the fair value of warrant liabilities of $8,915,833 and interest earned on investments and marketable securities held in the Trust Account of $63,780. Changes in operating assets and liabilities provided $340,052 of cash from operating activities.

As of September 30, 2021, we had investments held in the Trust Account of $402,529,236. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. During the three and nine months ended September 30, 2021, respectively, the Company withdraw $41,675 to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of September 30, 2021, we had $318,445 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of September 30, 2021.
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
Warrant Liability
We account for the Warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject tore-measurement at each balance sheets date until exercised, and any change in fair value is recognized in our Statements of operations.
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
Net Income (Loss) Per Common Stock
Net loss per common stock is computed by dividing net loss by the weighted average number of common stock outstanding during the period. We apply the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Net Income (Loss) per Common Share
Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. We apply the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common shares is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)(“ASU
2020-06”)
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As required by
Rules 13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in
Rules 13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective as of September 30, 2021.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on
Form 10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Previously Identified Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
None.
ITEM 1A. RISK FACTORS
As a smaller reporting company, we are not required to include risk factors in this Quarterly Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not Applicable.
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form10-Q.

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
Date: November 5, 2021
	By:	/s/ David Roberson
	Name:	David Roberson
	Title:	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors
(Principal Executive Officer and Principal Financial Officer)