Form 10-K/A
period 2020-12-31
Carney Technology Acquisition Corp. II
filed 2022-02-01
CIK 1823634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 2)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission file number:
001-39779

CARNEY TECHNOLOGY ACQUISITION CORP. II
(Exact name of registrant as specified in its charter)

Delaware	85-2832589
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

630 Ramona Street Palo Alto, CA	94301
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (619)
736-6855
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A Common Stock and one-third of one Redeemable Warrant	CTAQU	The NASDAQ Stock Market LLC
Shares of Class A Common Stock, par value $0.0001 per share	CTAQ	The NASDAQ Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock for $11.50 per share	CTAQW	The NASDAQ Stock Market LLC
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

EXPLANATORY NOTE
References throughout this Amendment No. 2 to the Annual Report on Form
10-K/A
to “we,” “us,” the “Company” or “our company” are to Carney Technology Acquisition Corp. II unless the context otherwise indicates.
This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form
10-K/A
amends Amendment No. 1 to the Annual Report on Form
10-K/A
of Carney Technology Acquisition Corp. II, as of and for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on June 14, 2021 (the “First Amended Filing”).
The Company has
re-evaluated
the Company’s application of Accounting Standards Code (the “ASC”)
480-10-S99-3A
to its accounting classification of the redeemable Class A common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “initial public offering”) on December 14, 2020. Historically, a portion of the Public Shares were classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation,
the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company.
On January 4, 2022, the audit committee of the Company (the “Audit Committee”) concluded, after discussion with the Company’s management, that our previously issued (i) audited balance sheet as of December 14, 2020 (the “Post IPO Balance sheet”), as previously revised in the First Amended Filing, (ii) audited financial statements for the fiscal year ended December 31, 2020 as previously restated in the First Amended Filing, (iii) unaudited financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on July 9, 2021 and (iv) unaudited financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 11, 2021, ((i) and (ii) collectively, the “Affected Periods in 2020,” and (iv) and (v) collectively, the “Affected Periods in 2021”), should be restated to report all Public Shares as temporary equity and the Company revised method for it’s calculation for earnings per share and should no longer be relied upon. As such, the Company is restating the financial statements for the Affected Period in 2020 herein and intends to restate the financial statements for the Affected Periods in 2021 in the Company’s Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, to be filed with the SEC (“the Q3 Form 10-Q/A”). In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company. As such, the Company will restate its financial statements for the Affected Periods in 2020 and 2021, respectively.
The restatement does not have an impact on the Company’s cash position.
The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in the Q3 Form
10-Q/A.
We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:
Part I, Item 1A. Risk Factors
Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 9A Controls and Procedures
Part II, Item 15. Financial Statements and Supplementary Data
In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of this Amendment No. 2 (Exhibits 31.1, 31.2, 32.1 and 32.2).
Except as described above, no other information included in the Annual Report on Form
10-K
of Carney Technology Acquisition Corp. II, as of and for the period ended December 31, 2020, as filed with the SEC on March 30, 2021 (the “Original Filing”) or the First Amended Filing is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing. We have not amended our previously filed Quarterly Reports on Form
10-Q
for the Affected Periods in 2021 or the Current Report on Form
8-K
with which the Post IPO Balance Sheet was originally filed as an exhibit. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Amendment (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	our financial performance.
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
Unless otherwise stated in this Amendment, or the context otherwise requires, references to:

•	“Amendment” are to Amendment No. 1 to Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2020;

•	“board of directors” or “board” are to the board of directors of the Company;

•	“Cantor” are to Cantor Fitzgerald & Co., a joint representative of the underwriters in our initial public offering;

•	“Class A common stock” are to the Company’s Class A common stock par value $0.0001;

•	“Class B common stock” are to the Company’s Class B common stock par value $0.0001;

•	“common stock” are to our Class A common stock and our Class B common stock, collectively;

•	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

•	“DGCL” are to the Delaware General Corporation Law;

•	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

•
“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for shares of our Class A common stock issued in connection with our initial business combination including but not limited to a private placement of equity or debt;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“FINRA” are to the Financial Industry Regulatory Authority;

•
“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issuable upon the conversion thereof as provided herein;

•	“GAAP” are to the accounting principles generally accepted in the United States of America;

•	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

•	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

•	“initial public offering” are to the initial public offering that was consummated by the Company on December 14, 2020;

•	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

•	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

•	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

•	“management” or our “management team” are to our officers and directors;

•	“Mizuho” are to Mizuho Securities USA LLC, a joint representative of the underwriters in our initial public offering;

•	“Morgan Stanley” are to Morgan Stanley & Co. LLC, a joint representative of the underwriters in our initial public offering;

•	“Nasdaq” are to the Nasdaq Stock Market;

•	“Original Filing” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2020;

•	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

•
“placement units” are to the units purchased by our sponsor in the private placement (as defined below), each placement unit consisting of one placement share (as defined below) and one-third
of one placement warrant (as defined below);

•	“placement shares” are to the shares of our common stock included within the placement units purchased by our sponsor in the private placement;

•	“placement warrants” are to the warrants included within the placement units purchased by our sponsor in the private placement;

•
“private placement” are to the private placement of 900,000 placement units at a price of $10.00 per unit, for an aggregate purchase price of $9,000,000, which occurred simultaneously with the completion of our initial public offering;

•
“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

•
“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

•
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

•	“Registration Statement” are to the Form S-1 filed with the SEC on October 9, 2020, as amended;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“sponsor” are to Carney Technology Sponsor II LLC, a Delaware limited liability company;

•
“trust account” are to the trust account in which an amount of $402,500,000 ($10.00 per unit) from the net proceeds of the sale of the units in the initial public offering and private placement units was placed following the closing of the initial public offering.

•	“units” are to the units sold in our initial public offering, which consist of one public share and one-third of one public warrant;

•
“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants and any warrants issued upon conversion of working capital loans to the extent they are no longer held by the initial holders or their permitted transferees;

•	“we,” “us,” “Company” or “our Company” are to Carney Technology Acquisition Corp. II; and

•	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm.

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

•
Expertise in building successful companies:
Our management team has significant experience leading private and public technology companies. They have thrived in not only identifying disruptive innovations, but also expanding their global presence and improving product market fit, while recruiting and mentoring talent and driving public company readiness.

•
Creating
top-notch
 boards:
Our Chief Acquisition Officer, Chief Executive Officer, President, directors, and advisors have served on more than 40 public and private boards, both within and outside the technology sector. They have managed acquisitions, improved global growth, and navigated complicated governance challenges while on these boards.

•
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

•
Industry:
We are focusing on the technology industry, where we have deep and sustained knowledge and expertise. We believe our management team’s extensive experience in tech enables us to scout and evaluate a potential target quickly in order to secure favorable terms, as well as plan post-transaction operational improvements;

•	Size: We are focusing on sizable companies with proven business models, sufficient trading liquidity post-closing of initial business combination and long-term risk adjusted return potential;

•	Market opportunity: We will select investments in industry segments that have strong long-term growth prospects and significant overall size and potential;

•	Growth over near-term profitability : We will invest in companies that possess sustainable competitive advantages and strong unit economics, while still promising substantial room for growth;

•
Opportunity for operational improvement:
We are seeking companies that are stable but would also benefit from the infusion of our management skills and experience. This mentoring will drive improvements in the company’s processes, as well as its go-to-market and
overall execution strategy;

•
Strong management:
We are seeking companies with strong management teams already in place. We will spend significant time assessing a company’s leadership and culture, and maximizing its efficiency over time;

•
Will benefit from being public:
We are seeking targets that can inherently benefit from a public listing. These inherent benefits include acquisition currency, greater visibility and branding among customers, enhanced access to debt and equity capital markets, and more tangible incentives for employee stock compensation;

•	Maturity: We are focusing on companies that have adequate processes and could readily operate in the public markets with strong governance, controls and reporting in place;

•
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
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following December 14, 2025, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds
$700 million as of the prior June 30
th
, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt
securities during the prior three-year period.
Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds
$250 million as of the end of the prior June 30
th
, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds
$700 million as of the prior June 30
th
.
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

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.
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

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes
Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

•	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

•
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

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.
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

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.
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
If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•
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
As a smaller reporting company, we are not required to include risk factors in this Amendment. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

•
we are a blank check Company with no revenue or basis to evaluate our ability to select a suitable business target, and as such, considered a going concern as of the date this Amendment No. 2 is issued;

•	material weakness in our internal control over financial reporting;

•	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

•	our expectations around the performance of a prospective target business or businesses may not be realized;

•	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

•
our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

•	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

•	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

•	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

•	trust account funds may not be protected against third party claims or bankruptcy;

•	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

•	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

•	our financial performance following a business combination with an entity may be negatively affected by its lack of an established record of revenue, cash flows and experienced management.
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
Following the issuance of the SEC Staff Statement on April 12, 2021, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restated previously issued and audited financial statements as of and for the period from August 31, 2020 (inception) to the year ended December 31, 2020.
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

As described in the First Amended Filing, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in December 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A common stock subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Periods in 2020 (as defined in the First Amended Filing). For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the financial statements included in the First Amended Filing, as well as Part II, Item 9A: Controls and Procedures included in the First Amended Filing.
As described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC
480-10-S99-3A
to its accounting classification of the Public Shares and its presentation of earnings per share. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to the Company’s re-evaluation
of the Company’s application of ASC
480-10-S99-3A
to its accounting classification of the Public Shares, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC
480-10-S99-3A
to its accounting classification of the Public Share, see “Note 2” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Amendment No. 2. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class
method.
As described in Item 9A. “Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on
Form S-3
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
In this Amendment No. 2, we are restating (i) the Post IPO Balance Sheet, as previously revised in the First Amended Filing, and (ii) the unaudited financial statements as of and for the year ended December 31, 2020 as previously revised in the First Amended Filing.
We have
re-evaluated
our application of ASC
480-10-S99-3A
to our accounting and classification of the Public Shares, issued as part of the units sold in the initial public offering on December 14, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to such re-evaluation,
our management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates an initial business combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of our Company.
On January 4, 2022, the Audit Committee concluded, after discussion with the Company’s management and consultation with Withum, that our previously issued (i) the Post IPO Balance sheet, as previously revised in the First Amended Filing, (ii) audited financial statements for the fiscal year ended December 31, 2020 as previously restated in the First Amended Filing, (iii) unaudited financial statements included in our Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, filed with the SEC on July 9, 2021 and (iv) unaudited financial statements included in our Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021, filed with the SEC on August 11, 2021, should be restated to report all Public Shares as temporary equity and the Company revised method for its calculation for earnings per share and should no longer be relied upon.
The restatement does not have an impact on our cash position.
Our management has concluded that in light of the classification error described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective as of December 31, 2020.
In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to our internal controls around the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Amendment No. 2.
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
Effective with the closing of our initial public offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
Net Income (Loss) per Common Share
We comply with accounting and disclosure requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of common stock outstanding for the respective period.
We did not consider the effect of the warrants issued in connection with the initial public offering and the private placement in the calculation of diluted income (loss) per common stock because their exercise is contingent upon future events. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock. Accretion associated with the redeemable Class A common stock is excluded from income (loss) per common stock as the redemption value approximates fair value.
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
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment No.2, our management re-evaluated,
with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule
13a-15(b)
under the Exchange Act. Due to a material weakness in our internal control over financial reporting over the accounting for complex transactions, which resulted in the restatement of the Company’s financial statements as described in the Explanatory Note to this Amendment, the Certifying Officers concluded that our disclosure controls were not effective as of December 31, 2020.
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
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Amendment No. 2 had not yet been identified.
To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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
Gale England
, our President and a director, has more than 35 years of experience in the technology industry. Mr. England served as Chief Operating Officer and Senior Vice President, Worldwide Operations at Brocade where he oversaw engineering, manufacturing and supply chain, procurement, intellectual property and information technology from 2013 to 2018. During his time at Brocade, Mr. England, in partnership with Mr. Carney and Mr. Roberson, oversaw the acquisition or asset purchase and integration of six companies including Vyatta Inc., Vistapointe Networks, Riverbed, Connectem Inc., Steel App and Ruckus Wireless, and the divestitures of six business units in connection with the Broadcom acquisition of Brocade. Between 2018 and 2020, Mr. England was a General Partner at Thomson Kelvin Capital, a venture capital firm focused on disruptive technology businesses in the United States and Asia. Between 2019 and 2020, Mr. England also served as Chief Manufacturing/Supply Chain Officer at Carbon, a digital manufacturing company, where he was responsible for overseeing all of its operations, ensuring the company meets productivity, efficiency and growth targets. Prior to his tenure at Brocade, Mr. England was Senior Vice President, Global Operations and Quality at Grass Valley, LLC, where he led the rollout of services and technology designed to improve the company’s manufacturing, ordering, logistics, supply chain and quality processes from 2011 to 2013. Earlier in his career, Mr. England served in senior executive and operating positions at Sonus Networks, Nortel Networks, Bay Networks and Wellfleet Communications alongside Mr. Carney and members of the board of directors. Mr. England also currently serves as a director at Torii Technologies, a governance, risk management and compliance (GRC) solutions provider, since 2018. Mr. England holds a B.S degree in Economics from California State University — Chico. He is well-qualified to serve on our Board due to his extensive operational and investment experience in the technology sector.
Lieutenant General (Ret.) Robert Ferrell
, who has served as one of our directors since December 2020, served 38 years in the U.S. Army. His final assignment was as Chief Information Officer responsible for overseeing an annual budget of $10.5 billion in Army information-technology investments from 2013 to 2017, and responsible for setting strategic direction and objectives for the Army’s network that serviced over 1.2 million people. Lieutenant General (Ret.) Ferrell previously commanded the U.S. Army Communications-Electronics Command and served as Director, Command and Control, Communications and Computer Systems, U.S. Africa Command from 2008 to 2013. Since 2017, he has served as Vice President, Public Sector Strategy, at World Wide Technology, Inc., a private technology solutions provider. Lieutenant General (Ret.) Robert Ferrell holds a B.S degree in Marketing from Hampton University, a M.S degree in Administration from Central Michigan University and M.S degree in Strategy from the Army War College. He is well-qualified to serve on our Board due to his extensive operational and investment experience in the technology sector.

Carol Goode
, who has served as one of our directors since December 2020, is a multifaceted business executive with over 35 years of experience. During her career she has led due diligence, talent assessment and integration/divestiture efforts on over 20 M&A transactions. Ms. Goode currently runs her own consultancy advising corporations and the public sector on human capital strategy. Ms. Goode previously served as Senior Vice President and Chief Human Resources Officer at Brocade Communications, overseeing Brocade’s
6,000-person global
workforce from 2013 to 2018. Ms. Goode currently serves on the Board of Directors for Science Applications International Corp (NYSE; SAIC), a government services and information technology support company, and is a member of its Human Resources & Compensation Committee and the Nominating & Governance Committee since 2019. Until August 2019, Ms. Goode also served on the Board of Directors for WageWorks (NYSE: WAGE), an online administrator of consumer directed benefits. Ms. Goode holds a B.S in Biology from Indiana University of Pennsylvania and M.B.A degree from Duquesne University. She is well-qualified to serve on our Board due to her extensive operational and public company board experience in the technology sector.
Ellen O’Donnell
, who has served as one of our directors since December 2020, is a global business executive with over 20 years of experience in leading in-house legal
teams. Ms. O’Donnell previously served as Senior Vice President, General Counsel and Chief Compliance Officer at McAfee, a private internet security company, from 2019 to 2020, where she was responsible for global legal, privacy, government affairs and compliance matters. While at McAfee, Ms. O’Donnell worked to mature governance processes and drive public company readiness, and was co-lead of
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
Committees of the Board of Directors
Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules
and a limited exception, Nasdaq rules and
Rule 10A-3 of
the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. We have filed a copy of our audit and compensation committee charters as exhibits to the Registration Statement. You can review these documents by accessing our public filings at the SEC’s website at
www.sec.gov
.
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
We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
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

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
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

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
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
Code of Ethics
We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as an exhibit to the Registration Statement. You can review the Code of Ethics by accessing our public filings at the SEC’s website at
www.sec.gov
. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form
8-K.

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
The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our executive officers and directors that beneficially owns our common stock; and

•	all our executive officers and directors as a group.
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

(3)
According to the Schedule 13G filed on February 16, 2021 with the SEC by Aristeia Capital, L.L.C. (the “Aristeia”), Aristeia beneficially owns 2,200,000 shares of Class A common stock. Aristeia is the investment manager of, and has voting and investment control with respect to the securities described therein held by, one or more private investment funds. The principal business address for Aristeia is One Greenwich Plaza, 3 rd
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
On August 31, 2020, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of the initial public offering. These loans were non-interest bearing,
unsecured and were due at the earlier of March 31, 2021 or the closing of the initial public offering. The outstanding balance of $185,000 under the loan was repaid upon the closing of the initial public offering out of the $750,000 of offering proceeds that was allocated to the payment of offering expenses (other than underwriting commissions).
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

Item 14 .	Principal Accountant Fees and Services.
The following is a summary of fees paid or to be paid to Withum, for services rendered.
Audit Fees
. Audit fees consist of fees for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms
10-Q
for the respective periods and other required filings with the SEC for the year ended December 31, 2020 totaled approximately $55,620. The aggregate fees of Withum related to audit services in connection with our initial public offering totaled approximately $55,620. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2020 we did not pay Withum any audit-related fees.
Tax Fees
. We did not pay Withum for tax services, planning or advice for the year ended December 31, 2020.
All Other Fees
. We did not pay Withum for any other services for the year ended December 31, 2020.
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

CARNEY TECHNOLOGY ACQUISITION CORP. II

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Carney Technology Acquisition Corp. II
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Carney Technology Corp. II (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from August 31, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 31, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Restatement of Financial Statements
As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to complete a business combination by December 14, 2022 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
June 11, 2021, except for the effects of the restatement disclosed in Note 2 and for the effects on the financial disclosures of the subsequent events in Note 12, as to which the date is February 1, 2022.

CARNEY TECHNOLOGY ACQUISITION CORP. II
BALANCE SHEET
DECEMBER 31, 2020
(AS RESTATED – SEE NOTE 2)

ASSETS
Current assets
Cash	$835,208
Prepaid expenses	700,867

Total Current Assets	1,536,075
Investments held in Trust Account	402,507,131

Total Assets	$404,043,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - accrued expenses	$90,763
Warrant liability	17,831,667
Deferred underwriting fee payable	15,137,500

Total Liabilities	33,059,930

Commitments and contingencies
Class A common stock subject to possible redemption, 40,250,000 shares at $10.00 per share redemption value	402,500,000
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 900 shares issued and outstanding (excluding 40,250,000 Class A stock subject to redemption)	90
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,062,500 shares issued and outstanding	1,006
Additional paid-in capital	—
Accumulated deficit	(31,517,820)

Total Stockholders’ Equity	(31,516,724)

Total Liabilities and Stockholders’ Equity	$404,043,206

The accompanying notes are an integral part of the financial statements.

CARNEY TECHNOLOGY ACQUISITION CORP. II
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM AUGUST 31, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(AS RESTATED – SEE NOTE 2)

Formation and operating costs	$133,396

Loss from operations	(133,396)
Other income (expense):
Interest earned on marketable securities held in Trust Account	7,131
Change in fair value of warrant liability	274,333
Transaction costs allocable to warrants	(993,257)

Other expense, net	(711,793)

Net loss	$(845,189)

Weighted average shares outstanding of Class A common stock	6,021,951

Basic and diluted income per share, Class A common stock	$(0.06)

Weighted average shares outstanding of Class B common stock	9,244,411

Basic and diluted net loss per share, Class B common stock	$(0.06)
The accompanying notes are an integral part of the financial statements.

CARNEY TECHNOLOGY ACQUISITION CORP. II
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM AUGUST 31, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
(AS RESTATED – SEE NOTE 2)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – August 31, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to initial stockholders	—	—	10,062,500	1,006	23,994	—	25,000
Sale of 900,000 Private Placement Units, net of the fair value of the private Placement Warrants	900,000	90	—	—	8,603,910	—	8,604,000
Accretion for Class A common stock to redemption amount	—	—	—	—	(8,627,904)	(30,672,631)	(39,300,535)
Net loss	—	—	—	—	—	(845,189)	(845,189)

Balance – December 31, 2020	900,000	$90	10,062,500	$1,006	$—	$(31,517,820)	$(31,516,724)

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
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on
Form 10-K/A, filed with the SEC on June 14, 2021, to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its Amended and Restated Certificate of Incorporation currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than
$5,000,001
. Previously, the Company did not consider redeemable common stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on December 14, 2020 (the “Post-IPO Balance Sheet”), the Company’s quarterly report on Form 10-Q for the period ended September 30, 2020 and the Company’s Annual Report on Form 10-K for the annual period ended December 31, 2020, which were previously restated in the Company’s Amendment No. 1 to its Form 10-K/A as filed with the SEC on June 14, 2021 (the “10-K Amendment No. 1”), as well as the Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Periods”). These financial statements in this Amendment No. 2 to the Annual Report on Form 10-K/A for the year ended December 31, 2020 restate the Company’s previously issued audited financial statements covering the periods through December 31, 2020. The Company’s unaudited financial statements for the quarterly periods ended March 31, 2021 and June 30, 2021 will be restated in an amendment to the Company’s quarterly report Form 10-Q for the quarterly period ended September 30, 2021 to be filed with the SEC.
Refer to Note 3 and Note 7 which have also been updated to reflect the restatement contained in this
Amendment No. 2.
Impact of the Restatement
The impact of the restatement on the Post IPO Balance Sheet as of December 14, 2020 is presented below.

Balance Sheet as of December 14, 2020	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Class A common stock subject to possible redemption	$365,834,200	$36,665,800	$402,500,000
Class A common stock	$457	$(367)	$90
Additional paid-in capital	$5,992,802	$(5,992,802)	$—
Accumulated deficit	$(994,257)	$(30,672,631)	$(31,666,888)
Total Shareholders’ Equity (Deficit)	$5,000,008	$(36,665,800)	$(31,665,792)
Number of shares subject to redemption	36,583,420	3,666,580	40,250,000
The impact of the restatement on the audited balance sheet as of December 31, 2020 is presented below:

Balance Sheet as of December 31, 2020	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Class A common stock subject to possible redemption	$365,983,270	$36,516,730	$402,500,000
Class A common stock	$455	$(365)	$90
Additional paid-in capital	$5,843,734	$(5,843,734)	$—
Accumulated deficit	$(845,189)	$(30,672,631)	$(31,517,820)
Total Shareholders’ Equity (Deficit)	$5,000,006	$(36,516,730)	$(31,516,724)
Number of shares subject to redemption	36,598,327	3,651,673	40,250,000
The impact to the reported

amounts of weighted average shares outstanding and basic and diluted earnings per common stock
is presented below for the period ended December 31, 2020:

Statement of Operations for the period August 31, 2020 (inception) through December 31, 2020	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Weighted average shares outstanding of Class A common stock	40,250,000	(34,228,049)	6,021,951
Basic and diluted net loss per share, Class A common stock	$—	$(0.06)	$(0.06)
Weighted average shares outstanding of Class B common stock	10,194,207	(949,796)	9,244,411
Basic and diluted loss income (loss) per share, Class B common stock	$(0.08)	$0.02	$(0.06)
The Company’s statement of stockholders’ equity (deficit) has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

The impact of the restatement to the previously reported as restated statement of cash flows for the period ended December 31, 2020, is presented below:

Statement of Cash Flows for the period from August 31, 2020 (inception) through December 31, 2020	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Initial classification of Class A common stock subject to possible redemption	$365,834,200	$(365,834,200)	$—
Change in value of Class A common stock subject to possible redemption	$149,070	$(149,070)	$—
Reassessment of Going Concern
In connection with the restatement, the Company has performed an assessment o
f going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 14, 2022 to consummate the proposed Business Combination. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 14, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by December 14, 2022.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock sold in the initial public offering, features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, the 40,250,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At December 31, 2020, the Class A common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$402,500,000
Less:
Proceeds allocated to Public Warrants	(17,710,000)
Class A common stock issuance costs	(21,590,535)
Plus:
Accretion of carrying value to redemption value	39,300,535

Class A common stock subject to possible redemption	$402,500,000

Offering Costs
Offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounted to $22,583,792, of which $21,590,535 were charged against the carrying value of Class A common stock upon the completion of the Initial Public Offering and $993,257 were expensed to the condensed statement of operations.
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
Net Loss per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period.
The calculation of diluted income (loss) per
common stock
does not consider the effect of the warrants issued in connection with the Initial Public Offering, since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,716,667 Class A common stock in the aggregate. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value. As of December 31, 2020, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock
 is the same as basic net loss per
common

s
tock
 for the period presented.
The following table reflects the calculation of basic and diluted net income (loss) per common stock
(in dollars, except per share amounts):

	For The Period Ended August 31, 2020 (inception) through December 31, 2020
	Class A	Class B
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss	$(359,331)	$(485,858)
Denominator:
Basic and diluted weighted average shares outstanding	6,021,951	9,244,411
Basic and diluted net loss per common stock	$(0.06)	$(0.06)

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
Class
 A Common Stock
— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 40,250,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and therefore classified as temporary equity. The Company privately placed 900,000 placement units at a price of $10.00 per unit, for an aggregate purchase price of $9,000,000, simultaneously with the completion of the Company’s Initial Public Offering.
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
Redemption of warrants when the price per share of Class
 A common stock equals or exceeds $18.00:
 Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and

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
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described in Note 2 and the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
On January 24, 2022, the Company entered into a convertible promissory note with the Sponsor for a principal amount of up to $300,000 for working capital expenses. The convertible promissory note is non-interest bearing and payable at the earlier of the date the Company consummates a Business Combination or the date that the winding up of the Company is effective. As of February 1, 2022, the date that the financial statements were issued, the balance outstanding on the promissory note was $150,000.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated December 9, 2020, by and among the Company, Morgan Stanley, Cantor and Mizuho, as representatives of the several underwriters. (3)

3.1	Amended and Restated Certificate of Incorporation. (3)

4.1	Specimen Unit Certificate. (2)

4.2	Specimen Class A Common Stock Certificate. (2)

4.3	Specimen Warrant Certificate. (2)

4.4	Warrant Agreement, dated December 9, 2020, by and between the Company and Continental, as warrant agent. (3)

4.5	Description of Registered Securities. (4)

10.1	Promissory Note, dated August 31, 2020, issued to the sponsor. (1)

10.2	Securities Subscription Agreement, dated August 31, 2020, between the Registrant and Carney Technology Sponsor II LLC. (1)

10.3	Letter Agreement, dated October 15, 2020, by and among the Company, its officers, its directors and the Sponsor. (3)

10.4	Investment Management Trust Agreement, dated December 9, 2020, by and between the Company and Continental, as trustee. (3)

10.5	Registration Rights Agreement, dated December 9, 2020, by and among the Company and the sponsor. (3)

10.6	Administrative Support Agreement, dated December 9, 2020, by and between the Company and First In Line Enterprises, Inc., an affiliate of the sponsor. (3)

10.7	Unit Subscription Agreement, dated December 9, 2020, by and between the Company and the sponsor. (3)

10.8	Form of Indemnity Agreement (2)

31.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Definition Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on October 9, 2020.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on October 20, 2020.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 15, 2020.
(4)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on March 30, 2021.

SIGNATURES
Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

February 1, 2022	Carney Technology Acquisition Corp. II

	By:	/s/ David Roberson
	Name:	David Roberson
	Title:	Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ David Roberson David Roberson	Chief Executive Officer, Chief Financial Officer and Chairman of the Board (Principal Executive Officer and Principal Financial Officer)	February 1, 2022

/s/ Gale England Gale England	President and Director	February 1, 2022

/s/ Robert Ferrell Lieutenant General (Ret.) Robert Ferrell	Director	February 1, 2022

/s/ Carol Goode Carol Goode	Director	February 1, 2022

/s/ Ellen O’Donnell Ellen O’Donnell	Director	February 1, 2022