Form 10-Q/A
period 2021-09-30
Carney Technology Acquisition Corp. II
filed 2022-02-01
CIK 1823634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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
630 Ramona Street
Palo Alto, CA 94301
(Address of Principal Executive Offices, including zip code)
(619)736-6855
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock an done-third of one Redeemable Warrant	CTAQU	The NASDAQ Stock Market LLC
Class A Common Stock, par value $0.0001 per share	CTAQ	The NASDAQ Stock Market LLC
Warrants, each exercisable for one share Class A Common Stock for $11.50 per shar e	CTAQW	The NASDAQ Stock Market LLC
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
Rule12b-2of
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
of the Exchange Act):    Yes  ☒    No  ☐
As of November 5, 2021, there were 41,150,000 shares of Class A common stock, $0.0001 par value, and 10,062,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

CARNEY TECHNOLOGY ACQUISITION CORP. II
Quarterly Report on
Form10-Q

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Interim Condensed Financial Statements	2
	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	2
	Unaudited Condensed Statements of Operations for The Three and Nine Months Ended September 30, 2021 and for the period from August 31, 2020 (inception) through September 30, 2020	3
	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for The Three and Nine Months Ended September 30, 2021 and for the period from August 31, 2020 (inception) through September 30, 2020	4
	Unaudited Condensed Statements of Cash Flows for The Nine Months Ended September 30, 2021 and for the period from August 31, 2020 (inception) through September 30, 2020	5
	Notes to Condensed Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25
Item 4.	Control and Procedures	25
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	26
SIGNATURES		28

EXPLANATORY NOTE
Carney Technology Acquisition Corp. II (the “Company,” “CTAQ” “we,” “us” or “our”) is filing this Amendment
No
. 1 to its Quarterly Report on Form
10-Q/A
for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form
10-Q
for the quarterly period September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 5, 2021 (the “Original Quarterly Report”).
Background of Restatement
All of the shares held by the Company’s public stockholders (the “Public Shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. ASC
480-10-S99-3A
provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, Accounting Standards Codification (“ASC”)
480-10-25-6(b)
provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity as of the Initial Public Offering date and all subsequent reporting periods.
As a result, the Company’s management, together with the audit committee of the Company (the “Audit Committee”), determined that the Company’s financial statements and other financial data as of and for the three months ended March 31, 2021, and for the three and six months ended June 30, 2021, should be restated in this Quarterly Report as a result of this error. The three months ended March 31, 2021 and June 30, 2021 will be restated in Note 2 of this Quarterly Report. These restatements result in a change in the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock. Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but earnings per share was impacted due to a change in presentation relating to the restatements. In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.
The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Quarterly Report, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On January 4, 2022, the Company filed a Current Report on Form
8-K
disclosing the
non-reliance
on the financial statements included in the Original Quarterly Report.
Internal Control Considerations
Subsequent to our filing of Form 10-Q filing for the period ended September 30, 2021, as filed with the SEC on November 5, 2021, management has re-evaluated
the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Original Report, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as of the date of the Original Report. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Quarterly Report.

PART I – FINANCIAL INFORMATION
ITEM 1. INTERIM CONDENSED FINANCIAL STATEMENTS
CARNEY TECHNOLOGY ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$318,445	$835,208
Prepaid expenses	429,167	700,867

Total Current Assets	747,612	1,536,075
Investment and marketable securities held in Trust Account	402,529,236	402,507,131

TOTAL ASSETS	$403,276,848	$404,043,206

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities - accrued expenses	$159,115	$90,763
Warrant liability	8,915,834	17,831,667
Deferred underwriting fee payable	15,137,500	15,137,500

TOTAL LIABILITIES	24,212,449	33,059,930

Commitments and Contingencies
Class A common stock subject to possible redemption, 40,250,000 shares at $10.00 per share as of September 30, 2021 and December 31, 2020	402,500,000	402,500,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 900,000 shares issued and outstanding (excluding 40,250,000 subject to possible redemption) at September 30, 2021 and December 31, 2020	90	90
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,062,500 shares issued and outstanding at September 30, 2021 and December 31, 2020	1,006	1,006
Accumulated deficit	(23,436,697)	(31,517,820)

Total Stockholders’ Deficit	(23,435,601)	(31,516,724)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$403,276,848	$404,043,206

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

CARNEY TECHNOLOGY ACQUISITION CORP. II
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – January 1, 2021, as restated	900,000	$90	10,062,500	$1,006	$—	$(31,517,820)	$(31,516,724)
Net income	—	—	—	—	—	6,243,479	6,243,479

Balance – March 31, 2021 (unaudited), as restated (see Note 2)	900,000	90	10,062,500	1,006	—	(25,274,341)	(25,273,245)
Net loss	—	—	—	—	—	(1,855,821)	(1,855,821)

Balance – June 30, 2021 (unaudited), as restated (see Note 2)	900,000	90	10,062,500	1,006	—	(27,130,162)	(27,129,066)
Net income	—	—	—	—	—	3,693,465	3,693,465

Balance – September 30, 2021 (unaudited)	900,000	$90	10,062,500	$1,006	$—	$(23,436,697)	$(23,435,601)

FOR THE PERIOD FROM AUGUST 31, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class B Common Stock		Additional Paid-in	Retained Earnings / (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance – August 31, 2020 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	10,062,500	1,006	23,994	—	25,000
Net loss	—	—	—	(1,000)	(1,000)

Balance – September 30, 2020	10,062,500	$1,006	$23,994	$(1,000)	$24,000

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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from August 31, 2020 (date of inception) through September 30, 2021, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
Subsequent to our filing of Form 10-Q filing for the period ended September 30, 2021 on November
5,
2021
, management determined it

should restate its previously reported financial statements. During the quarter ended September 30, 2021, the Company determined that at the closing of the Company’s Initial Public Offering (including the sale of the shares issued pursuant to the exercise of the underwriters’ overallotment) it had improperly valued its Class A common stock subject to possible redemption at the closing of the Company’s Initial Public Offering and the closing of the sale of shares pursuant to the exercise of the underwriters’ overallotment, it had improperly classified certain of its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of
$10.00
per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than
$5,000,001
.
Management determined that the Class A common stock issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock.

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss)
pro-rata
to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets, liabilities or operating results.
The impact of the restatement on the Company’s financial statements is reflected in the following table:

	As Previously Reported	Adjustment	As Restated

Balance Sheet as of March 31, 2021 (unaudited)
Class A common stock subject to possible redemption	$372,226,750	$30,273,250	$402,500,000
Class A common stock	$393	$(303)	$90
Accumulated deficit	$4,998,606)	$(30,272,947)	$(25,274,341)
Total shareholders’ equity (deficit)	$5,000,005	$(30,273,250)	$(25,273,245)
Balance Sheet as of June 30, 2021 (unaudited)
Class A common stock subject to possible redemption	$370,370,930	$32,129,070	$402,500,000
Class A common stock	$411	$(321)	$90
Additional paid-in capital	$1,456,118	$(1,456,118)	$—
Accumulated deficit	$3,542,469	$(30,672,631)	$(27,130,162)
Total shareholders’ equity (deficit)	$5,000,004	$(32,129,070)	$(27,129,066)
Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Change in value of Class A common stock subject to possible redemption	$6,243,480	$(6,243,480)	$—
Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)
Change in value of Class A common stock subject to possible redemption	$4,387,660	$(4,387,660)	$—
Statement of Operations for the three months ended March 31, 2021 (unaudited)
Weighted average shares outstanding of Class A common stock	40,250,000	900,000	41,150,000
Basic and diluted net income per common share, Class A common stock	$—	$0.12	$0.12
Weighted average shares outstanding of Class B common stock	10,962,500	(900,000)	10,062,500
Basic and diluted net income (loss) per common share, Class B common stock	$0.57	$(0.45)	$0.12
Statement of Operations for the three months ended June 30, 2021 (unaudited)
Weighted average shares outstanding of Class A common stock	40,250,000	900,000	41,150,000
Basic and diluted net loss per common share, Class A common stock	$—	$(0.04)	$(0.04)
Weighted average shares outstanding of Class B common stock	10,962,500	(900,000)	10,062,500
Basic and diluted net income (loss) per common share, Class B common stock	$(0.17)	$0.13	$(0.04)
Statement of Operations for the six months ended June 30, 2021 (unaudited)
Weighted average shares outstanding of Class A common stock	40,250,000	900,000	41,150,000
Basic and diluted net income per common share, Class A common stock	$—	$0.09	$0.09
Weighted average shares outstanding of Class B common stock	10,962,500	(900,000)	10,062,500
Basic and diluted net income (loss) per common share, Class B common stock	$0.40	$(0.31)	$0.09
Reassessment Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
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
Marketable Securities Held in Trust Account
On September 30, 2021, and December 31, 2020, respectively, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock, sold in the Initial Public Offering, feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.
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

There was no change to redemption value in the current quarter, as of December 31, 2020, or for the initial period ended September 30, 2021.
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
for the periods presented.

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the Period from August 31, 2020 (Inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B

Basic and diluted net income per common share
Numerator:
Allocation of net income (loss), as adjusted	$2,967,754	$725,711	$6,493,302	$1,587,821	$—	$(1,000)
Denominator:
Basic and diluted weighted average shares outstanding (1)	41,150,000	10,062,500	41,150,000	10,062,500	—	8,750,000

Basic and diluted net income per common share	$0.07	$0.07	$0.16	$0.16	$—	$0.00
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
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements
.

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 4. INITIAL PUBLIC OFFERING
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
Related Party Loans
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to
$1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At September 30, 2021 and December 31, 2020
, respectively
, no such Working Capital Loans were outstanding.

1
4

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
NOTE 8. STOCKHOLDERS’ EQUITY
Preferred Stock

— The
Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, respectively, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock

— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020 there were 900,000 shares of Class A common stock issued and outstanding, excluding
40,250,000
shares of Class A common stock subject to possible redemption which are presented as temporary equity.
Class
 B Common Stock

— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020 there were
10,062,500
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

1
5

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

1
6

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Redemption of warrants when the price per share of Class
 A common stock equals or exceeds $10.00
: Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•
at a price of $0.10 per warrant, upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants, but only on a cashless basis, prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A common stock:

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

1
7

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
The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity
in accordance with ASC Topic 320 “Investments
 —
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

1
8

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021 was $17,441,667
.
 The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the nine months ended September 30, 2021 was $
195,000.
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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-Q/A
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance, or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on
Form10-K/A
filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A commons share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock.
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
Results of Operations
We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from inception through September 30, 2021, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting, and auditing compliance), as well as for due diligence expenses.
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
Net Income (Loss) Per Common Stock
We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common stock is computed by dividing net loss by the weighted average number of common stock outstanding during the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Date: February 1, 2022
	By:	/s/ David Roberson
	Name:	David Roberson
	Title:	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors
(Principal Executive Officer and Principal Financial Officer)