Form 10-K
period 2021-12-31
Carney Technology Acquisition Corp. II
filed 2022-03-28
CIK 1823634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
of the Exchange Act).    Yes  ☒    No  ☐
The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on June 30, 2021, as reported on the Nasdaq Capital Market was $390,827,500.
As of March 2
8
, 2022, there
 were 41,150,000 shares of Class A common stock, par value $0.0001 per share and 10,062,500 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

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

•	“public units” are to the units sold in our initial public offering, which consist of one public share and one-third of one public warrant.

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

•	“Registration Statement” are to the Form S-1 filed with the SEC on October 9, 2020, as amended;

•	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“sponsor” are to Carney Technology Sponsor II LLC, a Delaware limited liability company;

•
“trust account” are to the trust account in which an amount of $402,500,000 ($10.00 per unit) from the net proceeds of the sale of the units in the initial public offering and private placement units was placed following the closing of the initial public offering.

•	“units” are to our public units and placement units, collectively;

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

PART I
Item 1. Business.
Overview
We are a blank check company formed as a Delaware corporation for the purpose of effecting an initial business combination. While our efforts to identify a target business may span many industries and regions around the world, since our initial public offering, we have focused our search for prospects within the technology industry. While we are searching for a potential business combination target in the technology industry, our search efforts may span many industries and our ability to locate a potential target is subject to the uncertainties discussed elsewhere in this Report.
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
While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.
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
th
.
Financial Position
With funds available for an initial business combination in the amount of $387,431,421, which amount excludes $15,137,500 of the underwriters’ deferred discount, as of December 31, 2021, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.
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
Sources of Target Businesses
Target business candidates have been and continue to be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may also be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus of our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, have brought, and may continue to bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their affiliates.

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
Limited Ability to Evaluate the Target’s Management Team
Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.
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
Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2021, the amount in the trust account was $402,563,210. The per-share amount
we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and placement shares and any public shares held by them in connection with the completion of our initial business combination.
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
Redemption of Public Shares and Liquidation if no Initial Business Combination
Our amended and restated certificate of incorporation provides that we have only until December 14, 2022, to complete our initial business combination. If we are unable to complete our initial business combination by December 14, 2022, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by December 14, 2022.
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

If we do not consummate our initial business combination by the deadline set forth in our amended and restated certificate of incorporation, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $73,952 held outside the trust account as of December 31, 2021, although we cannot assure you that there will be sufficient funds for such purpose.
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
Although we have sought and will continue to seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Withum and the underwriters of the initial public offering, did not, and will not execute agreements with us waiving such claims to the monies held in the trust account.
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

We have sought and will continue to seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to the amounts held outside the trust account ($73,952 as of December 31, 2021) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by December 14, 2022, may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day notice
period during which any third-party claims can be brought against the corporation, a
90-day period
during which the corporation may reject any claims brought, and an additional
150-day waiting
period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.
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

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2021, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.
We have registered our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

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

•
if the funds held outside of our trust account are insufficient to allow us to operate until at least December 14, 2022, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

•
our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by December 14, 2022;

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

•
there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

•	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

•
we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

•
we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

•
we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

•
our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

•
since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

•
changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

•
our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine;

•
the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share; and

•
resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement and Amendment No. 2 to our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020, filed with the SEC on February 1, 2022.

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 2.	Properties.
Our executive offices are located at 630 Ramona Street, Palo Alto, CA 94301, and our telephone number is (619)
736-6855.
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
(b) Holders
On March 28, 2022, there were two (2) holders of record of our units, one (1) holder of record of shares of Class A common stock, one (1) holder of record of shares of Class B common stock, and one (1) holder of record of our warrants.
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

Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 31, 2020 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for our initial public offering, described below, and identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating
income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the year ended December 31, 2021, we had a net income of $7,116,098, which included interest earned on cash and marketable securities held in trust account of $103,464, change in fair value of warrant liabilities of $8,367,167 and interest income of $3, offset by operating and formation costs of $1,354,536.
For the period from August 31, 2020 (inception) through December 31, 2020, we had a net loss of $845,189, which consists of formation and operating costs of $133,396 and transaction costs incurred in connection with our initial public offering of $993,257, offset by interest earned on cash and marketable securities held in the trust account of $7,131 and change in fair value of warrant liabilities of $274,333.
Liquidity and Capital Resources
On December 14, 2020, we consummated our initial public offering of 40,250,000 units, which included the full exercise by the underwriters of their over-allotment option in the amount of 5,250,000 units, at a price of $10.00 per unit, generating gross proceeds of $402,500,000. Simultaneously with the closing of our initial public offering, we consummated the sale of 900,000 placement units at a price of $10.00 per placement unit in a private placement to our Sponsor, generating gross proceeds of $9,000,000.
Following our initial public offering, the full exercise of the over-allotment option, and the sale of the placement units, a total of $402,500,000 was placed in the trust account. We incurred $22,583,792 in transaction costs, including $7,000,000 of underwriting fees, net of reimbursement, $15,137,500 of deferred underwriting fees and $446,292 of other offering costs.
For the year ended December 31, 2021, cash used in operating activities was $802,930. Net income of $7,116,098 was affected by interest earned on cash and marketable securities held in the trust account of $103,464, change in fair value of warrant liabilities of $8,367,167 and changes in operating assets and liabilities, which provided $551,603 of cash from operating activities.
For the period from August 31, 2020 (inception) through December 31, 2020, cash used in operating activities was $743,500. Net loss of $845,189 was affected by interest earned on cash and marketable securities held in the trust account of $7,131, change in fair value of warrant liabilities of $274,333, transaction costs incurred in connection with our initial public offering of $993,257, and changes in operating assets and liabilities, which used $610,104 of cash from operating activities.
As of December 31, 2021, we had cash and marketable securities held in the trust account of $402,563,210. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our initial business combination. We may withdraw interest to pay taxes. During the year ended December 31, 2021, we withdrew $41,674 to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of December 31, 2021, we had $73,952 of cash held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.
In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our Sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit, at the option of the lender. The units would be identical to the placement units.

On January 24, 2022, we issued a promissory note in the principal amount of up to $300,000 to our sponsor. This promissory note was issued in connection with advances our sponsor has made, and may make in the future, to us for working capital expenses. If we complete a business combination, we would repay this promissory note out of the proceeds of the trust account released to us. Otherwise, this promissory note would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay this promissory note but no proceeds from the trust account would be used to repay this promissory note. At the election of our sponsor, all or a portion of the unpaid principal amount of this promissory note may be converted into our units at a price of $10.00 per unit (the “Conversion Units”). The Conversion Units and their underlying securities are entitled to the registration rights set forth in this promissory note.
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.
Going Concern
We have until December 14, 2022 to consummate an initial business combination. It is uncertain that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 14, 2022.
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of December 31, 2021 and 2020.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay affiliate of the sponsor a monthly fee of $15,000 for office space, utilities and secretarial and administrative support services. We began incurring these fees on December 9, 2020 and will continue to incur these fees monthly until the earlier of the completion of our initial business combination and our liquidation.
The underwriters are entitled to a deferred fee of (i) $0.35 per unit of the gross proceeds of the initial 35,000,000 units sold in our initial public offering, or $12,250,000, and (ii) $0.55 per unit of the gross proceeds from the units sold pursuant to the over-allotment option, or $2,887,500. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event we complete an initial business combination, subject to the terms of the underwriting agreement.
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
Warrant Liabilities
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

Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.
Net Income (Loss) per Common Share
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
2020-06,
Debt — Debt with Conversion and Other Options
(Subtopic470-20)
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
Factors That May Adversely Affect Our Results of Operations
Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.
Reference is made to pages
F-1
through
F-19
comprising a portion of this Report, which are incorporated herein by reference.

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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to our accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
Management’s Annual Report on Internal Controls over Financial Reporting
As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.
Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Report had not yet been identified.
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

Item 9B.	Other Information.
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Lloyd Carney	60	Chief Acquisition Officer
David Roberson	67	Chief Executive Officer, Chief Financial Officer and Chairman of the Board
Gale England	72	President and Director
Lieutenant General (Ret.) Robert Ferrell	63	Director
Carol Goode	68	Director
Ellen O’Donnell	58	Director
The experience of our directors and executive officers is as follows:
Lloyd Carney,
 has served as our Chief Acquisition Officer since inception, and has spent over 30 years in the technology industry. In 2018, Mr. Carney founded and served as Chief Executive Officer and director of ChaSerg Technology Acquisition Corp. (formerly Nasdaq: CTAC), or CTAC, a blank check company. CTAC completed its initial public offering in October 2018, generating gross proceeds of $220 million. In March 2020, CTAC consummated its initial business combination with Grid Dynamics Holdings, Inc. (Nasdaq: GDYN), or Grid Dynamics. Grid Dynamics is a leader in driving enterprise-level digital transformation in the Fortune 1000, developing next generation solutions in artificial intelligence, data science, cloud computing, Big Data and DevOps to accelerate enterprise digitization for its clients across the financial, technology and retail sectors. Following the merger of CTAC with Grid Dynamics, Mr. Carney became Chairman of the Board of the combined company. Mr. Carney started his career at Wellfleet and Nortel Networks where he rose to become division president. Mr. Carney then joined Juniper Networks, Inc. (NYSE: JNPR) as Chief Operating Officer from 2002 to 2003, where he oversaw the engineering, product management and manufacturing divisions. Thereafter Mr. Carney was named Chief Executive Officer of Micromuse Inc., (formerly Nasdaq:MUSE) an enterprise and telecom network management company, from 2003 to 2006, where he led the sale of Micromuse to IBM for $865 million. Following the transaction, Mr. Carney stayed at IBM to ensure a smooth transition. Mr. Carney then became the Chief Executive Officer of Xsigo Systems in 2008, a data center networking company, until its sale to Oracle in 2012. Subsequently, Mr. Carney was named Chief Executive Officer of Brocade Communications Systems (formerly Nasdaq: BRCD), or “Brocade” in 2013, which was sold to Broadcom for $5.9 billion in 2017. Mr. Carney is a member of the board of directors at Visa, Inc. (NYSE: V), a leading digital payments company since 2015, and chairs the Audit and Risk Committee; the Chairman of the board of directors at Nuance Communications, an
AI-enabled communication
company (Nasdaq: NUAN), since 2018; a member of the board of directors of Vertex Pharmaceuticals, Inc., a global biotechnology company (Nasdaq: VRTX) since 2019; and the Chairman of the board of directors at Grid Dynamics, as described above, since 2020. From 2005 to 2014, he was a member of the board of Cypress Semiconductor Corporation, where he served on the audit and compensation committees. He was also a member of the board of Technicolor (SA), a technology company in the media and entertainment sector from 2010 until 2015, where he chaired its technology committee. In addition, since 2007 he has served as Chief Executive Officer of Carney Global Ventures, LLC, a global investment vehicle. Mr. Carney holds a B.S. degree in Electrical Engineering Technology from Wentworth Institute of Technology, as well as a M.S. degree in Applied Business Management from Lesley College.
David Roberson,
 has served as our Chief Executive Officer and Chief Financial Officer as well as Chairman of the Board since inception, and has more than 30 years of senior executive experience in the technology industry. Mr. Roberson served as Senior Vice President, Enterprise Servers, Storage and Networking at Hewlett-Packard Company from 2007 to 2011, responsible for a $4 billion business line and 6,000 employees. Under his leadership of the business line, Mr. Roberson presided over the acquisition of LeftHand Networks, IBRIX and 3PAR. Prior to Hewlett-Packard, Mr. Roberson served as Chief Executive Officer of Hitachi Data Systems Corporation, or “HDS”, from 2006 to 2007. Over Mr. Roberson’s 26 year tenure at HDS, he helped transform the company from a mainframe focused provider into a leader in the storage market. Since 2012, following his tenure with Hewlett-Packard Company, Mr. Roberson has been a business advisor and mentor to technology companies. Mr. Roberson currently serves as the Chief Executive Officer of RoseRyan, a Silicon Valley-based accounting and financial advisory firm that provides professional service solutions to public and private companies, including a number of pre-IPO technology
companies, since 2020. Mr. Roberson also brings a wealth of experience from serving on the boards of several technology companies, including Spansion Corporation (formerly NYSE: CODE), a flash memory manufacturer, from 2005 to 2008, Integrated Device Technology Corporation (formerly Nasdaq: IDTI), a mixed signal semiconductor solution provider, International Game Technology Corporation (NYSE: IGT), developer and manufacturer of computerized gaming equipment, software and systems from 2004 to 2005, Quantum Corporation (Nasdaq: QMCO), backup, recovery and archive solution provider, from 2011 to 2017 and Brocade, a data and storage networking solution provider, from 2014 to 2017. While serving as a director and Chairman of the Corporate Development Committee at Brocade, in partnership with Mr. Carney, Mr. Roberson oversaw the company’s sale to Broadcom. Mr. Roberson previously served on the board of Raging Wire, a leading provider of wholesale data centers for top enterprises and cloud companies and a platform subsidiary of the NTT Communications group from 2002 to 2006 and 2011 to 2014 and also currently serves as the Chairman of Push Technology, a private technology company focused on data delivery for web, mobile and Internet of Things (“IoT”) applications, since 2017. Mr. Roberson holds a B.A degree in Social Ecology from University of California at Irvine and a J.D degree from Golden Gate University School of Law. He is well-qualified to serve on our Board due to his extensive operational and investment experience in the technology sector.

Gale England
, has served as our President and a director since inception, and has more than 35 years of experience in the technology industry. Mr. England served as Chief Operating Officer and Senior Vice President, Worldwide Operations at Brocade where he oversaw engineering, manufacturing and supply chain, procurement, intellectual property and information technology from 2013 to 2018. During his time at Brocade, Mr. England, in partnership with Mr. Carney and Mr. Roberson, oversaw the acquisition or asset purchase and integration of six companies including Vyatta Inc., Vistapointe Networks, Riverbed, Connectem Inc., Steel App and Ruckus Wireless, and the divestitures of six business units in connection with the Broadcom acquisition of Brocade. Between 2018 and 2020, Mr. England was a General Partner at Thomson Kelvin Capital, a venture capital firm focused on disruptive technology businesses in the United States and Asia. Between 2019 and 2020, Mr. England also served as Chief Manufacturing/Supply Chain Officer at Carbon, a digital manufacturing company, where he was responsible for overseeing all of its operations, ensuring the company meets productivity, efficiency and growth targets. Prior to his tenure at Brocade, Mr. England was Senior Vice President, Global Operations and Quality at Grass Valley, LLC, where he led the rollout of services and technology designed to improve the company’s manufacturing, ordering, logistics, supply chain and quality processes from 2011 to 2013. Earlier in his career, Mr. England served in senior executive and operating positions at Sonus Networks, Nortel Networks, Bay Networks and Wellfleet Communications alongside Mr. Carney and members of the board of directors. Mr. England also currently serves as a director at Torii Technologies, a governance, risk management and compliance (GRC) solutions provider, since 2018. Mr. England holds a B.S degree in Economics from California State University — Chico. He is well-qualified to serve on our Board due to his extensive operational and investment experience in the technology sector.
Lieutenant General (Ret.) Robert Ferrell
, who has served as one of our directors since December 2020, served 38 years in the U.S. Army. His final assignment was as Chief Information Officer responsible for overseeing an annual budget of $10.5 billion in Army information-technology investments from 2013 to 2017, and responsible for setting strategic direction and objectives for the Army’s network that serviced over 1.2 million people. Lieutenant General (Ret.) Ferrell previously commanded the U.S. Army Communications- Electronics Command and served as Director, Command and Control, Communications and Computer Systems, U.S. Africa Command from 2008 to 2013. Since 2017, he has served as Executive Vice President, Public Sector Strategy and Executive Vice President, Diversity, Equity, and Inclusion, at World Wide Technology, Inc., a private technology solutions provider. Lieutenant General (Ret.) Robert Ferrell holds a B.S degree in Marketing from Hampton University, a M.S degree in Administration from Central Michigan University and M.S degree in Strategy from the Army War College. He is well-qualified to serve on our Board due to his extensive operational and investment experience in the technology sector.
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
Ellen O’Donnell
, who has served as one of our directors since December 2020, is a global business executive with over 20 years of experience in leading in-house legal teams. Since May 2021, Ms. O’Donnell has served as the Chief Legal Officer at ServiceMax, Inc., a private, cloud-based field services management company based in Pleasanton, California, where she is responsible for all legal and regulatory matters for the company. She previously served as Senior Vice President, General Counsel and Chief Compliance Officer at McAfee, a private internet security company, from 2019 to 2020, where she was responsible for global legal, privacy, government affairs and compliance matters. While at McAfee, Ms. O’Donnell worked to mature governance processes and drive public company readiness, and was co-lead of McAfee’s COVID-19 Response Team. Prior to McAfee, Ms. O’Donnell served as Senior Vice President and General Counsel at Brocade Communications from 2014 to 2017. During her tenure at Brocade, Ms. O’Donnell led teams that completed 11 M&A transactions and a China-based joint venture, and was instrumental to success of the CFIUS and Antitrust regulatory approval processes in connection with the sale of Brocade to Broadcom. Prior to Brocade, Ms. O’Donnell served as Senior Vice President and General Counsel at Micromuse Inc., (formerly Nasdaq: MUSE), an enterprise and telecom network management company, from 1999 to 2006 with Mr. Carney as its Chief Executive Officer and in leadership positions at LucasArts Entertainment Company, LLC, an entertainment development company, from 2007 to 2010, and VeriFone Holdings, Inc., a provider of technology for electronic payment transactions, from 1997 to 1999. Ms. O’Donnell holds a B.A in History from Stanford University and a J.D degree from Loyola Law School, Los Angeles. She is well-qualified to serve on our Board due to her extensive legal and operational experience in the technology sector.

Advisors
Alex Vieux
is the Chairman and co-founder of Explorer Acquisitions (“Explorer”), a serial SPAC sponsor, and Chief Executive Officer of Herring International, a Belgian corporation. Over the last 35 years, he has worked with and engaged C-suite executives from five continents, scouting disruptive companies later embraced by the markets. Red Herring has ranked the most prominent startups in the global technology industry and featured them in its publication since 1993. Many of the Red Herring “Top 100” end up being acquired or going public. Mr. Vieux started his career at Arthur Andersen LLP (now Accenture plc). Then he co-founded two technology companies, C•ATS Software, Inc. and Renaissance Software, both fintech startups that either went public or were sold in the 1990s. He also founded ETRE, The European Technology Roundtable Exhibition, a yearly forum assembling technology world leaders. He was elected on the board of directors of Tandem Computers, Inc. and Computer Associates (listed on NYSE), Checkpoint Software, Commerce One, Inc. (Nasdaq: CMRC) and Qualys, Inc. (Nasdaq: OLYS) as well as dozens of private companies. Mr. Vieux served as an advisor to CTAC and APXT prior to their respective initial business combinations. Mr. Vieux serves as an advisor to ETAC, ENAC, EPHY, ENTF and BIOS. A graduate of the Institute d’Etudes Politiques and the French business school HEC, Mr. Vieux also holds a law degree from the Universite de Paris and an M.B.A. from Stanford University, where he was a Fulbright Scholar.
Steven Fletcher
is the Chief Executive Officer and co-founder of Explorer. Before co-founding Explorer, Mr. Fletcher advised numerous technology companies on mergers, acquisitions and other strategic transactions in his 24 year career as an investment banker. Mr. Fletcher worked in the Investment Banking Division at Goldman Sachs for more than eight years, where he held a number of leadership roles including head of Information Technology Services banking, head of Systems and Storage banking and head of the Private Placement Group. In 2003, he helped found an investment bank, GCA (formerly known as Savvian LLC), which had grown to approximately 400 professionals at the time of his departure. Mr. Fletcher was a member of GCA’ s U.S. management committee and head of the software group and co-head of the digital media group. He served as an advisor to CTAC and APXT prior to their respective initial business combinations. Mr. Fletcher serves as an advisor to ETAC, ENAC, EPHY, ENTF and BIOS. He also serves on the board of directors of Lee Enterprises (Nasdaq: LEE), a U.S. media and information company. He holds a B.A. in Economics from UCLA and an M.B.A. in Finance from The Wharton School of the University of Pennsylvania.
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
of the Exchange Act.
Each member of the audit committee is financially literate and our board of directors has determined that Lt. Gn. (Ret.) Ferrell qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.
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
Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11.	Executive Compensation
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
The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our executive officers and directors that beneficially owns our common stock; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 51,212,500 shares of our common stock, consisting of (i) 41,150,000 shares of our Class A common stock and (ii) 10,062,500 shares of our Class B common stock, issued and outstanding as of March 28, 2022. On all matters to be voted upon, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one
basis.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of March 28, 2022.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Carney Technology Sponsor II LLC (our sponsor) (1)	900,000	2.2%	10,062,500	100%	21.4%
Lloyd Carney (1)	—	—	—	—	—
David Roberson (1)	—	—	—	—	—
Gale England (1)	—	—	—	—	—
Robert Ferrell (1)	—	—	—	—	—
Carol Goode (1)	—	—	—	—	—
Ellen O’Donnell (1)	—	—	—	—	—
All directors and executive officers as a group (6 individuals)	900,000	2.2%	10,062,500	100%	21.4%
Other 5% Stockholders
Aristeia Capital, L.L.C.(3)	2,182,758	5.3%	—	—	4.3%

(1)
Our sponsor, Carney Technology Sponsor II LLC, is the record holder of the securities reported herein. Lloyd Carney, Alex Vieux and Steven Fletcher are the managing members of our sponsor. Each of our officers, directors and advisors is or will also be, directly or indirectly, a member of our sponsor. In addition, Explorer Parent LLC is a member of our sponsor. Messrs. Vieux and Fletcher are managing members of Founder Holdings LLC, which is the managing member of Explorer Parent LLC. By virtue of these relationships, each of the entities and individuals named in this footnote may be deemed to share beneficial ownership of the securities held of record by our sponsor. Each of them disclaims any such beneficial ownership except to the extent of their pecuniary interest. The business address of each of these entities and individuals is 630 Ramona Street, Palo Alto 94301.

(2)
Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one
basis, subject to adjustment pursuant to the anti-dilution provisions contained therein.

(3)
According to the Schedule 13G/A filed on February 14, 2022 with the SEC by Aristeia Capital, L.L.C. (the “Aristeia”), Aristeia beneficially owns 2,182,758 shares of Class A common stock. Aristeia is the investment manager of, and has voting and investment control with respect to the securities described therein held by, one or more private investment funds. The principal business address for Aristeia is One Greenwich Plaza, 3 rd
Floor, Greenwich, CT 06830.

Securities Authorized for Issuance under Equity Compensation Plans
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
On January 24, 2022, we issued a promissory note in the principal amount of up to $300,000 to our sponsor. This promissory note was issued in connection with advances our sponsor has made, and may make in the future, to us for working capital expenses. If we complete a business combination, we would repay this promissory note out of the proceeds of the trust account released to us. Otherwise, this promissory note would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay this promissory note but no proceeds from the trust account would be used to repay this promissory note. At the election of our sponsor, all or a portion of the unpaid principal amount of this promissory note may be converted into our Conversion Units. The Conversion Units and their underlying securities are entitled to the registration rights set forth in this promissory note.
The holders of the founder shares, placement units, and units that may be issued upon conversion of working capital loans (and in each case holders of their component securities, as applicable) will have registration rights to require us to register a sale of any of our securities held by them pursuant to the registration rights agreement entered into on December 9, 2020. These holders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us.
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

Director Independence
Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Lt. Gn. (Ret.) Ferrell, Ms. Goode and Ms. O’Donnell are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. As needed, our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14 .	Principal Accountant Fees and Services.
The following is a summary of fees paid or to be paid to Withum, for services rendered.
Audit Fees
. For the year ended December 31, 2021 and for the period from August 31, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $75,705 and $36,050, for the services Withum performed in connection with our initial public offering, Forms
10-Q
for the respective period and the audit of our December 31, 2021 and 2020 financial statements included in this Report.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the year ended December 31, 2021 and for the period from August 31, 2020 (inception) through December 31, 2020, Withum did not render assurance and related services related to the performance of the audit or review of financial statements.
Tax Fees
. For the year ended December 31, 2021, services to us for tax compliance, tax advice and tax planning from Withum were $6,180. For the period from August 31, 2020 (inception) through December 31, 2020 there were no fees.
All Other Fees
. For the year ended December 31, 2021 and for the period August 31, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by Withum other than those set forth above.
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
non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibit and Financial Statement Schedules
(a) The following documents are filed as part of this Report:
(1) Financial Statements

(2) Financial Statements Schedule
All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on
F-1
on this Report.
(3) Exhibits
We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary
Not applicable.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated December 9, 2020, by and among the Company, Morgan Stanley, Cantor and Mizuho, as representatives of the several underwriters. (3)

3.1	Amended and Restated Certificate of Incorporation. (3)

4.1	Specimen Unit Certificate. (2)

4.2	Specimen Class A Common Stock Certificate. (2)

4.3	Specimen Warrant Certificate. (2)

4.4	Warrant Agreement, dated December 9, 2020, by and between the Company and Continental, as warrant agent. (3)

4.5	Description of Registered Securities.(4)

10.1	Promissory Note, dated August 31, 2020, issued to the sponsor. (1)

10.2	Securities Subscription Agreement, dated August 31, 2020, between the Registrant and Carney Technology Sponsor II LLC. (1)

10.3	Letter Agreement, dated December 9, 2020, by and among the Company, its officers, its directors and the Sponsor. (3)

10.4	Investment Management Trust Agreement, dated December 9, 2020, by and between the Company and Continental, as trustee. (3)

10.5	Registration Rights Agreement, dated December 9, 2020, by and among the Company and the sponsor. (3)

10.6	Administrative Support Agreement, dated December 9, 2020, by and between the Company and First In Line Enterprises, Inc., an affiliate of the sponsor. (3)

10.7	Unit Subscription Agreement, dated December 9, 2020, by and between the Company and the sponsor. (3)

10.8	Promissory Note, dated January 24, 2022. (5)

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on October 9, 2020.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on October 20, 2020.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 15, 2020.
(4)	Incorporated by reference to the Company’s 10-K/A, filed with the SEC on February 1, 2022.
(5)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 26, 2022.

SIGNATURES
Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2022	Carney Technology Acquisition Corp. II

	By:	/s/ David Roberson
	Name:	David Roberson
	Title:	Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ David Roberson	Chief Executive Officer, Chief Financial Officer and Chairman of the Board	March 28, 2022
David Roberson	(Principal Executive Officer and Principal Financial Officer)

/s/ Gale England	President and Director	March 28, 2022
Gale England

/s/ Lieutenant General (Ret.) Robert Ferrell	Director	March 28, 2022
Lieutenant General (Ret.) Robert Ferrell

/s/ Carol Goode	Director	March 28, 2022
Carol Goode

/s/ Ellen O’Donnell	Director	March 28, 2022
Ellen O’Donnell

CARNEY TECHNOLOGY ACQUISITION CORP. II

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Carney Technology Acquisition Corp. II
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Carney Technology Acquisition Corp. II (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2021 and for the period from August 31, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from August 31, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by December 14, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2021.
New York, New York
March
2
8
, 2022
PCAOB ID Number: 100

CARNEY TECHNOLOGY ACQUISITION CORP. II
BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$73,952	$835,208
Prepaid expenses	324,500	700,867

Total Current Assets	398,452	1,536,075
Cash and marketable securities held in Trust Account	402,568,921	402,507,131

TOTAL ASSETS	$402,967,373	$404,043,206

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities—accrued expenses	$265,999	$90,763
Warrant liabilities	9,464,500	17,831,667
Deferred underwriting fee payable	15,137,500	15,137,500

TOTAL LIABILITIES	24,867,999	33,059,930

Commitments and Contingencies
Class A common stock subject to possible redemption, 40,250,000 shares at $10.00 per share as of December 31, 2021 and 2020	402,500,000	402,500,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 900,000 shares issued and outstanding (excluding 40,250,000 subject to possible redemption) at December 31, 2021 and 2020	90	90
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,062,500 shares issued and outstanding at December 31, 2021 and 2020	1,006	1,006
Accumulated deficit	(24,401,722)	(31,517,820)

Total Stockholders’ Deficit	(24,400,626)	(31,516,724)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$402,967,373	$404,043,206

The accompanying notes are an integral part of the financial statements.

CARNEY TECHNOLOGY ACQUISITION CORP. II
STATEMENTS OF OPERATIONS

	Year Ended December 31, 2021	For the Period from August 31, 2020 (Inception) through December 31, 2020
Operating and formation costs	$1,354,536	$133,396

Loss from operations	(1,354,536)	(133,396)
Other income (expense):
Interest income – bank	3	—
Interest earned on cash and marketable securities held in Trust Account	103,464	7,131
Change in fair value of warrant liabilities	8,367,167	274,333
Transaction costs incurred in connection with IPO	—	(993,257)

Total other income (expense), net	8,470,634	711,793

Net income (loss)	$7,116,098	$(845,189)

Weighted average shares outstanding, Class A common stock	41,150,000	6,021,951

Basic and diluted net income (loss) per share, Class A common stock	$0.14	$(0.06)

Weighted average shares outstanding, Class B common stock	10,062,500	9,244,411

Basic and diluted net income (loss) per share, Class B common stock	$0.14	$(0.06)

The accompanying notes are an integral part of the financial statements.

CARNEY TECHNOLOGY ACQUISITION CORP. II
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2021 AND FOR THE PERIOD FROM AUGUST 31, 2020 (INCEPTION)
THROUGH DECEMBER 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – August 31, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to initial stockholders	—	—	10,062,500	1,006	23,994	—	25,000
Sale of 900,000 Private Placement Units, net of the fair value of the Private Placement Warrants	900,000	90	—	—	8,603,910	—	8,604,000
Accretion for Class A common stock to redemption amount	—	—	—	—	(8,627,904)	(30,672,631)	(39,300,535)
Net loss	—	—	—	—	—	(845,189)	(845,189)

Balance – December 31, 2020	900,000	$90	10,062,500	$1,006	$—	$(31,517,820)	$(31,516,724)
Net income	—	—	—	—	—	7,116,098	7,116,098

Balance – December 31, 2021	900,000	$90	10,062,500	$1,006	$—	$(24,401,722)	$(24,400,626)

The accompanying notes are an integral part of the financial statements.

CARNEY TECHNOLOGY ACQUISITION CORP. II
STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from August 31, 2020 (Inception) through December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$7,116,098	$(845,189)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(103,464)	(7,131)
Transaction costs incurred in connection with IPO	—	993,257
Change in fair value of warrant liabilities	(8,367,167)	(274,333)
Changes in operating assets and liabilities:
Prepaid expenses	376,367	(700,867)
Accrued expenses	175,236	90,763

Net cash used in operating activities	(802,930)	(743,500)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(402,500,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	41,674	—

Net cash provided by (used in) investing activities	41,674	(402,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	395,500,000
Proceeds from sale of Private Placement Units	—	9,000,000
Proceeds from promissory note – related party	—	185,000
Repayment of promissory note – related party	—	(185,000)
Payment of offering costs	—	(421,292)

Net cash provided by financing activities	—	404,078,708

Net Change in Cash	(761,256)	835,208
Cash – Beginning	835,208	—

Cash – Ending	$73,952	$835,208

Non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$15,137,500

Offering costs paid directly by Sponsor in exchange for the issuance Class B common stock	$—	$25,000

The accompanying notes are an integral part of the financial statements.

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2021
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
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from August 31, 2020 (date of inception) through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the marketable securities held in the Trust Account (as defined below).
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
Transaction costs amounted to $22,583,792, consisting of $7,000,000 in underwriting fees, net of reimbursement, $15,137,500 of deferred underwriting fees and $446,292 of other offering costs.
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

Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by December 14, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 14, 2022.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $73,952 and $835,208 in cash within the operating bank account as of December 31, 2021 and 2020, respectively. There were no cash equivalents as of December 31, 2021 and 2020.

Cash and Marketable Securities Held in Trust Account
At December 31, 2021 and 2020, substantially all of the assets held in the Trust Account were held in Treasury bills, accounted for as held-to-maturity
securities, and money market funds, which are invested primarily in U.S. Treasury securities and accounted for as treasury securities.
Class A Common Stock Subject to Possible Redemption
Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
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
capital and accumulated deficit.
At December 31, 2021 and 2020, the Class A common stocks reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$402,500,000
Less:
Proceeds allocated to Public Warrants	(17,710,000)
Class A common stock issuance costs	(21,590,535)
Plus:
Accretion of carrying value to redemption value	39,300,535

Class A common stock subject to possible redemption	$402,500,000

Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $22,583,792, of which $21,590,535 were charged to stockholders’ deficit upon the completion of the Initial Public Offering and $993,257 were expensed to the statements of operations.
Warrant Liabilities
The Company accounts for the Public Warrants (as defined in Note 3) and Placement Warrants (as defined in Note 4) (collectively, the “Warrants”) as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the Warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Warrants are recognized as a non-cash
change in fair value of warrant liabilities in the statements of operations.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,716,667 Class A common stock in the aggregate. As of December 31, 2021 and 2020, respectively, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31, 2021		For the Period from August 31, 2020 (Inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$5,717,890	$1,398,208	$(359,331)	$(485,858)
Denominator:
Basic and diluted weighted average shares outstanding	41,150,000	10,062,500	6,021,951	9,244,411

Basic and diluted net income (loss) per common stock	$0.14	$0.14	$(0.06)	$(0.06)

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

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the Warrants (see Note 10).
Recent Accounting Standards
In August 2020, FASB issued ASU
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

Administrative Services Agreement
The Company entered into an agreement, commencing on December 9, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total not to exceed $15,000 per month for office space, utilities and secretarial and administrative support. For the year ended December 31, 2021 and for the period from August 31, 2020 (inception) through December 31, 2020, the Company incurred $180,000 and $15,000 in fees for these services, of which $30,000 and $15,000 are included in accrued expenses in the accompanying balance sheets.
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
Related Party Loans
In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At December 31, 2021 and 2020, no such Working Capital Loans were outstanding.
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

NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 900,000 shares of Class A common stock issued and outstanding, excluding 40,250,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.
Class
 B Common Stock
— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 10,062,500 shares of Class B common stock issued and outstanding.
Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law.
The shares of Class B common stock will automatically convert into Class A common stock immediately following the completion of the Business Combination, on a one-for-one
basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Registration Statement
and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted
basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the Propose Public Offering (excluding the Placement Shares underlying the Placement Warrants) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination, any private placement-equivalent units and their underlying securities issued to the Sponsor or its affiliates upon conversion of loans made to the Company). The Company cannot determine at this time whether a majority of the holders of the Class B common stock at the time of any future issuance would agree to waive such adjustment to the conversion ratio.
NOTE 8. WARRANTS
As of December 31, 2021 and 2020, there were 13,416,667 Public Warrants and 300,000 Private Placement Warrants outstanding, respectively.
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

•
if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days withina30-tradingdayperiod ending three business days before the Company sends the notice of redemption to the warrant holders.

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
NOTE 9. INCOME TAX
The Company’s net deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
Deferred tax asset
Net operating loss carryforward	$32,900	$12,628
Organizational costs/Startup expenses	256,340	13,889

Total deferred tax assets	289,240	26,517
Valuation allowance	(289,240)	(26,517)

Deferred tax assets, net of allowance	$—	$—

The income tax provision consists of the following:

	Year Ended December 31, 2021	For the Period from August 31, 2020 (Inception) through December 31, 2020
Federal
Deferred benefit	$(262,723)	$(26,517)
Change in valuation allowance	262,723	26,517

Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had $96,534 and $60,132 of U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021 and for the period from August 31, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $262,723 and $26,517, respectively.
A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2021	December 31, 2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrant liabilities	(24.7)%	6.8%
Transaction costs incurred in connection with IPO	0.0%	(24.7)%
Change in valuation allowance	3.7%	(3.1)%

Income tax provision	0.0%	0.0%

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
At December 31, 2021, cash and marketable securities held in the Trust Account were comprised of $651 in cash, $201,265,665 in money market funds which are invested primarily in U.S. Treasury Securities and $201,282,358 in treasury bills. At December 31, 2020, cash and marketable securities held in the Trust Account were comprised of $3 in cash, $201,250,937 in money market funds which are invested primarily in U.S. Treasury Securities and $201,256,191 in U.S. Treasury securities. During the year ended December 31, 2021, the Company withdrew $41,674 for tax payment purposes.
The following table presents information about the Company’s gross holding gains and fair value of held-to-maturity
securities at December 31, 2021 and 2020:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2021	U.S. Treasury Securities (Matures on 03/10/22)	1	$201,282,358	$14,537	$201,296,895
December 31, 2020	U.S. Treasury Securities (Matures on 03/18/2021)	1	$201,256,191	$1,629	$201,257,820

1 The matured securities were reinvested in a U.S. Treasury Securities Money Market Fund
At December 31, 2020, assets held in the Trust Account were comprised of $201,250,937 in money market funds which are invested primarily in U.S. Treasury Securities.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	December 31, 2020
Liabilities:
Warrant Liabilities – Public Warrants	1	$9,257,500	$17,441,667
Warrant Liabilities – Private Placement Warrants	2	$207,000	$390,000
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities in the Company’s balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.
The Warrants were initially valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date and December 31, 2020 was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the closing price of the Public Warrant was used as the fair value for the Warrants as of each relevant date. At December 31, 2021 the Private Placement Warrants transferred to Level 2 due to the use of an observable market quote for a similar asset in an active market.
The Binomial Lattice Model was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. The Public Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs and are classified as Level 1 as of December 31, 2021.
The following table presents the key inputs to value the warrants under the Monte Carlo valuation model as of December 31, 2020, and the Binomial Lattice valuation model as of December 31, 2021:

	December 31, 2021	December 31, 2020
Risk-free interest rate	1.16%	0.43%
Expected term (years)	5.5	5.5
Expected volatility	13.70%	20.0%
Exercise Price	$11.50	$11.50
Implied Fair Value of Class A Common Stock	$9.80	$9.83

The following table presents the changes in the transfers to / from level 3 and changes in fair value:

	Private Placement	Public	Warrant Liabilities (Level 3)
Fair value as of August 31, 2020 (inception)	$—	$—	$—
Initial measurement as of December 14, 2020	396,000	17,710,000	18,106,000
Change in fair value	(6,000)	(268,333)	(274,333)

Fair value as of December 31, 2020	$390,000	$17,441,667	$17,831,667
Transfers to Level 1	—	(17,441,667)	(17,441,667)
Change in fair value	(141,000)	—	(141,000)

Fair value as of March 31, 2021	$249,000	$—	$249,000
Change in fair value	33,000	—	33,000

Fair value as of June 30, 2021	$282,000	$—	$282,000
Change in Fair Value	(87,000)	—	(87,000)
Transfer to Level 2	(195,000)	—	(195,000)

Fair value as of December 31, 2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was $17,441,667. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the year ended December 31, 2021 was $195,000.
NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
On January 24, 2022, the Company entered into a convertible promissory note with the Sponsor for a principal amount of up to $300,000 for working capital expenses. The convertible promissory note is non-interest
bearing and payable at the earlier of the date the Company consummates a Business Combination or the date that the winding up of the Company is effective. As of March
2
8
, 2022, the date that the financial statements were issued, the balance outstanding on the promissory note was $150,000.