Form 10-Q
period 2022-03-31
Carney Technology Acquisition Corp. II
filed 2022-05-12
CIK 1823634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No. 001-39779

CARNEY TECHNOLOGY ACQUISITION CORP. II
(Exact name of registrant as specified in its charter)

Delaware	85-2832589
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
630 Ramona St.
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
of the Exchange Act):    Yes  ☒    No  ☐
As of May
12
, 2022, there were 41,150,000 shares of Class A common stock, $0.0001 par value, and 10,062,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

CARNEY TECHNOLOGY ACQUISITION CORP. II
Quarterly Report on Form
10-Q

i

PART I – FINANCIAL INFORMATION
ITEM 1. INTERIM CONDENSED FINANCIAL STATEMENTS
CARNEY TECHNOLOGY ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$131,958	$73,952
Prepaid expenses	303,417	324,500

Total Current Assets	435,375	398,452
Cash and marketable securities held in Trust Account	402,531,478	402,568,921

TOTAL ASSETS	$402,966,853	$402,967,373

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$115,629	$265,999
Advances from related party	53,671	—

Total Current Liabilities	169,300	265,999
Convertible note	223,600	—
Warrant liabilities	4,800,833	9,464,500
Deferred underwriting fee payable	15,137,500	15,137,500

TOTAL LIABILITIES	20,331,233	24,867,999

Commitments and Contingencies
Class A common stock subject to possible redemption, 40,250,000 shares at $10.00 per share as of March 31, 2022 and December 31, 2021	402,500,000	402,500,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 900,000 shares issued and outstanding (excluding 40,250,000 subject to possible redemption) at March 31, 2022 and December 31, 2021	90	90
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,062,500 shares issued and outstanding at March 31, 2022 and December 31, 2021	1,006	1,006
Accumulated deficit	(19,865,476)	(24,401,722)

Total Stockholders’ Deficit	(19,864,380)	(24,400,626)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$402,966,853	$402,967,373

The accompanying notes are an integral part of the
unaudited
condensed financial statements.

CARNEY TECHNOLOGY ACQUISITION CORP. II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Operating and formation costs	$274,403	$238,898

Loss from operations	(274,403)	(238,898)
Other income:
Interest earned on cash and marketable securities held in Trust Account	70,582	35,544
Change in fair value of warrant liabilities	4,663,667	6,446,833
Change in fair value of convertible note	76,400	—

Total other income	4,810,649	6,482,377

Net income	$4,536,246	$6,243,479

Weighted average shares outstanding, Class A common stock	41,150,000	41,150,000

Basic and diluted net income per share, Class A common stock	$0.09	$0.12

Weighted average shares outstanding, Class B common stock	10,062,500	10,062,500

Basic and diluted net income per share, Class B common stock	$0.09	$0.12

The accompanying notes are an integral part of the
unaudited
condensed financial statements.

CARNEY TECHNOLOGY ACQUISITION CORP. II
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – December 31, 2021	900,000	$90	10,062,500	$1,006	$—	$(24,401,722)	$(24,400,626)
Net income	—	—	—	—	—	4,536,246	4,536,246

Balance – March 31, 2022	900,000	$90	10,062,500	$1,006	$—	$(19,865,476)	$(19,864,380)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – December 31, 2020	900,000	$90	10,062,500	$1,006	$—	$(31,517,820)	$(31,516,724)
Net income	—	—	—	—	—	6,243,479	6,243,479

Balance – March 31, 2021	900,000	$90	10,062,500	$1,006	$—	$(25,274,341)	$(25,273,245)

The accompanying notes are an integral part
of the unaudited condensed

financial statements.

CARNEY TECHNOLOGY ACQUISITION CORP. II
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Cash Flows from Operating Activities:
Net income	$4,536,246	$6,243,479
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(70,582)	(35,544)
Change in fair value of convertible note	(76,400)	—
Change in fair value of warrant liabilities	(4,663,667)	(6,446,833)
Changes in operating assets and liabilities:
Prepaid expenses	21,083	55,481
Accrued expenses	(150,370)	(6,964)

Net cash used in operating activities	(403,690)	(190,381)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	108,025	—

Net cash provided by investing activities	108,025	—

Cash Flows from Financing Activities:
Advances from related party	53,671	—
Proceeds from convertible promissory note	300,000	—

Net cash provided by financing activities	353,671	—

Net Change in Cash	58,006	(190,381)
Cash – Beginning	73,952	835,208

Cash – Ending	$131,958	$644,827

The accompanying notes are an integral part of the
unaudited
condensed financial statements.

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from August 31, 2020 (date of inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the marketable securities held in the Trust Account (as defined below).
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
The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or the consummation of the Business Combination and after payment of underwriters’ fees and commissions, and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), Placement Shares (as

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.
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
Liquidity and Going Concern
As of March 31, 2022, the Company had $131,958 in its operating bank accounts, $402,531,478 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $297,553, which excludes franchise taxes payable of $
50,000
,
as such amounts can be paid from the interest earned in the Trust Account. As of March 31, 2022, approximately $20,888 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
During the quarter ended

M
arch 31, 2022, the Company withdrew $108,025
from the trust account
to pay franchise and income taxes.

As of March 31, 2021, the Company had $644,827 in its operating bank accounts, $402,542,675 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $1,206,414, which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account.

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 as filed with the SEC on March 28, 2022, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
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
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.
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

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $131,958 and $73,952 in cash within the operating bank account as of March 31, 2022 and December 31, 2021, respectively. There were no cash equivalents as of March 31, 2022 and December 31, 2021.
Cash and Marketable Securities Held in Trust Account
At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in Treasury bills, accounted for as held-to-maturity
securities, and money market funds, which are invested primarily in U.S. Treasury securities and accounted for as treasury securities.
Class A Common Stock Subject to Possible Redemption
Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
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
capital and accumulated deficit.
At March 31, 2022 and December 31, 2021, the Class A common stocks reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$402,500,000
Less:
Proceeds allocated to Public Warrants	(17,710,000)
Class A common stock issuance costs	(21,590,535)
Plus:
Accretion of carrying value to redemption value	39,300,535
Class A common stock subject to possible redemption	$402,500,000
Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounted to $22,583,792, of which $21,590,535 were charged to stockholders’ deficit upon the completion of the Initial Public Offering and $993,257 were expensed to the condensed statements of operations during the year-ended December 31, 2020
.
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
MARCH 31, 2022
(UNAUDITED)

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
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, the Company had a deferred tax asset of approximately $307,751 and $202,000, respectively, which had a full valuation allowance recorded against it.
The Company’s condensed taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The Company did not record an income tax provision during the three months ended March 31, 2022. The Company’s effective tax rate of
21%
for the three months ended March 31, 2022, differs from the expected income tax rate due to the start-up costs (discussed above), which are not currently deductible, and to permanent differences primarily attributable to the change in the fair value of the warrant liabilities.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Income per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common share is computed by dividing net income by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,716,667 Class A common stock in the aggregate. As of March 31, 2022 and 2021, respectively, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common stock is the same as basic net income per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$3,644,941	$891,305	$5,016,728	$1,226,751
Denominator:
Basic and diluted weighted average shares outstanding	41,150,000	10,062,500	41,150,000	10,062,500

Basic and diluted net income per common stock	$0.09	$0.09	$0.12	$0.12
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
MARCH 31, 2022
(UNAUDITED)

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the Warrants (see Note 9).
Convertible Promissory Note
The Company accounts for their convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under
815-15-25,
the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for their convertible promissory note. Using the fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash
gain or loss on the condensed statements of operations.
Recent Accounting Standards
In August 2020, FASB issued
ASU2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU2020-06”)
to simplify accounting for certain financial instruments.
ASU2020-06
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
ASU2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments.
ASU2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted
ASU2020-06
effective January 1, 2021. The adoption of
ASU2020-06
did not have an impact on our financial statements.
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
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
Administrative Services Agreement
The Company entered into an agreement, commencing on December 9, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total not to exceed $15,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2022 and 2021, the Company incurred $45,000 and $45,000 in fees for these services, of which $30,000 and $0 are included in accrued expenses in the accompanying condensed balance sheets, respectively.

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company entered into a loan agreement with the Sponsor on January 24, 2022, that provides for borrowings of up to $300,000 (the “Sponsor Loan”). The Sponsor Loan is
non-interest
bearing and payable upon consummation of the Company’s initial Business Combination. At March 31, 2022, there was $300,000 of borrowings under the Sponsor Loan. This loan was valued using the fair value method. The fair value of the loan as of March 31, 2022 was $233,600, which resulted in a change in fair value of the convertible promissory note of $76,400 recorded in the statement of operations for the three months
ended March 31, 2022 (see Note 9). The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required (together with the Sponsor Loan, the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Placement Units. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. At
March 31, 2022 and
December 31, 2021, no such Working Capital Loans were outstanding.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
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
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no
shares of preferred stock issued or outstanding.

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

Class
 A Common Stock
— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 900,000 shares of Class A common stock issued and outstanding, excluding 40,250,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.
Class
 B Common Stock
— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 10,062,500 shares of Class B common stock issued and outstanding.
Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law.
The shares of Class B common stock will automatically convert into Class A common stock immediately following the completion of the Business Combination, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis,
 20% of the sum of the total number of all shares of common stock outstanding upon completion of the Propose Public Offering (excluding the Placement Shares underlying the Placement Warrants) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination, any private placement-equivalent units and their underlying securities issued to the Sponsor or its affiliates upon conversion of loans made to the Company). The Company cannot determine at this time whether a majority of the holders of the Class B common stock at the time of any future issuance would agree to waive such adjustment to the conversion ratio.
NOTE 8. WARRANTS
As of March 31, 2022 and December 31, 2021, there were 13,416,667 Public Warrants and 300,000 Private Placement Warrants outstanding, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
MARCH 31, 2022
(UNAUDITED)

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
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.
At March 31, 2022, cash and marketable securities held in the Trust Account were comprised of $3,293 in cash, $201,258,605 in money market funds which are invested primarily in U.S. Treasury Securities and $201,269,580 in treasury bills. At December 31, 2021, cash and marketable securities held in the Trust Account were comprised of $651 in cash, $201,265,665 in money market funds which are invested primarily in U.S. Treasury Securities and $201,302,605 in U.S. Treasury securities. During the period ended March 31, 2022 and December 31, 2021, the Company withdrew $108,025 and $41,674 for tax payment purposes.
The following table presents information about the Company’s gross holding gains and fair value of held-to-maturity
securities at March 31, 2022 and December 31, 2021:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
March 31, 2022	U.S. Treasury Securities (Matures on 06/09/22)	1	$201,269,580	$42,246	$201,227,334
December 31, 2021	U.S. Treasury Securities (Matures on 03/10/22)	1	$201,302,605	$14,537	$201,317,142
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Liabilities:
Warrant Liabilities – Public Warrants	1	$4,695,833	$9,257,500
Warrant Liabilities – Private Placement Warrants	2	$105,000	$207,000
Convertible Note – Related Party	3	$223,600	$—

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(UNAUDITED)

The Warrants were accounted for as liabilities in accordance with
ASC815-40
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
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the quarter ended March 31, 2021 was
$17,441,667. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the quarter ended September 30, 2021 was

$195,000.
The estimated fair value of the Convertible Note was based on the following significant inputs:

March 31, 2022
Principal Amount	$300,000
Conversion Price	$10.00
Stock Price	$9.82
Warrant Price	$0.35
Probability of Transaction	75%
The following table presents the changes in the fair value of the Level 3 Convertible Promissory Note:

Convertible Promissory Note
Fair value as of January 1, 2022	$—
Proceeds received through convertible note—Related Party	300,000
Change in valuation inputs or other assumptions	(76,400)

Fair value as of March 31, 2022	$223,600

NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheets date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company formed under the laws of the State of Delaware on August 31, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the Placement Units, our capital stock, debt or a combination of cash, stock and debt.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 31, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for our initial public offering, described below, and identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating
income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had net income of $4,536,246, which included interest earned on cash and marketable securities held in trust account of $70,582, change in fair value of warrant liabilities of $4,663,667, change in fair value of convertible note of $76,400, offset by operating and formation costs of $274,403.
For the three months ended March 31, 2021, we had a net income of $6,243,479, which included interest earned on cash and marketable securities held in trust account of $35,544 and change in fair value of warrant liabilities of $6,446,833, offset by operating and formation costs of $238,898.
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
For the three months ended March 31, 2022, cash used in operating activities was $403,690. Net income of $4,536,246 was affected by interest earned on cash and marketable securities held in the trust account of $70,582, change in fair value of warrant liabilities of $4,663,667, change in fair value of convertible note of $76,400 and changes in operating assets and liabilities, which used $129,287 of cash from operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $190,381. Net income of $6,243,479 was offset by changes in the fair value of warrant liabilities of $6,446,833 and interest earned on investments and marketable securities held in the trust account of $35,544. Changes in operating assets and liabilities provided $48,517 of cash from operating activities.
As of March 31, 2022, we had cash and marketable securities held in the trust account of $402,531,478. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our initial business combination. We may withdraw interest to pay taxes. During the period ended March 31, 2022, we withdrew $108,025 to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of March 31, 2022, we had $131,958 of cash held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.
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
Liquidity and Going Concern
As of March 31, 2022, the Company had $131,958 in its operating bank accounts, $402,520,888 in securities held in the trust account to be used for an initial business combination or to repurchase or redeem its common stock in connection therewith and a working capital of $297,553, which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the trust account. As of March 31, 2022, approximately $20,888 of the amount on deposit in the trust account represented interest income, which is available to pay the Company’s tax obligations. As of March 31, 2022, the Company withdrew an amount of $108,025 to pay franchise and income taxes.
Until the consummation of an initial business combination, the Company will be using the funds not held in the trust account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the initial business combination.
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
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of March 31, 2022.
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
Warrant Liabilities
We account for the warrants issued in connection with our initial public offering in accordance with the guidance contained in
ASC815-40
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
Net Income per Common Share
Net income per share of common stock is computed by dividing net income by the weighted average number of common stock outstanding during the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
Convertible Promissory Note
The Company accounts for their convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under
815-15-25,
the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for their convertible promissory note. Using the fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash
gain or loss on the statements of operations.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU2020-06”)
to simplify accounting for certain financial instruments.
ASU2020-06
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
ASU2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments.
ASU2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted
ASU2020-06
effective January 1, 2021. The adoption of
ASU2020-06
did not have an impact on our financial statements.
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
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to our accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Quarterly Report had not yet been identified.
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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
None.
ITEM 1A. RISK FACTORS
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in Annual Report on Form10-K for the year ended December 31, 2021 as filed with the SEC on March 28, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. For additional risk factors not presently known to us or that we currently deem immaterial or that may also impair our business or results of operations, please see our final prospectus dated January 5, 2021 filed with the SEC and in our quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021, respectively, filed with the SEC on May 27, 2021, August 13, 2021 and November 22, 2021, respectively.
We have identified a material weakness in our internal control over financial reporting as of March 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
Under the supervision and with the participation of our management, our audit committee of the board of directors identified, in light of the prior reclassification of warrants from equity to liability, as well as the reclassification of our redeemable Class A common stock as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. See “Part I. Financial Information – Item 4. Controls and Procedures—Evaluation of Disclosure Controls and Procedures.” As a result of such material weakness, the change in accounting for our warrants and redeemable Class A common stock, and other matters raised or that may in the future be raised by the SEC, we may face for the prospect of litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements, any of which claims could result in adverse effects to our business. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute.
Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.
We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, our consummation of a business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications, and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with the foregoing may be difficult, time consuming and costly. Laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent outbreak of hostilities between the Russian Federation and Ukraine.
In February 2022, the Russian Federation launched a military campaign against Ukraine. In response to these actions, the United States, the European Union and other governmental authorities have imposed a series of sanctions and penalties upon Russia and certain of its political and business leaders, and may impose additional sanctions and penalties, which restrict the ability of companies throughout the world to do business with Russia. In addition, a number of companies throughout the world who were not directly restricted by those sanctions have voluntarily elected to cease doing business with companies affiliated with Russia and it is anticipated that Russia will retaliate with its own restrictions and sanctions. It is expected that these events will have an impact upon, among other things, financial markets for the foreseeable future and may lead to increased and price volatility for publicly traded securities, including ours. If the disruptions caused by these events continue for an extended period of time, our ability to search for a business combination or finance such business combination, and the business, operations and financial performance of any target business with which we ultimately consummate a business combination, may be materially adversely affected.
Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination
Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.
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

CARNEY TECHNOLOGY ACQUISITION CORP. II

Date: May 12, 2022	By:	/s/ David Roberson
	Name:	David Roberson
	Title:	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors
(Principal Executive Officer and Principal Financial Officer)