Form 10-Q
period 2022-09-30
Carney Technology Acquisition Corp. II
filed 2022-11-10
CIK 1823634

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
As of November 10, 2022, there were

41,150,000 shares of Class A common stock, $0.0001 par value, and 10,062,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

CARNEY TECHNOLOGY ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I – FINANCIAL INFORMATION
ITEM 1. INTERIM CONDENSED FINANCIAL STATEMENTS
CARNEY TECHNOLOGY ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash	$93,820	$73,952
Prepaid expenses	99,817	324,500

Total Current Assets	193,637	398,452
Cash and marketable securities held in Trust Account	404,675,430	402,568,921

TOTAL ASSETS	$404,869,067	$402,967,373

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$78,118	$265,999
Income taxes payable	566,711	—
Advances from related party	320,114	—

Total Current Liabilities	964,943	265,999
Convertible note	89,740	—
Warrant liabilities	411,500	9,464,500
Deferred underwriting fee payable	15,137,500	15,137,500

TOTAL LIABILITIES	16,603,683	24,867,999
Commitments and Contingencies
Class A common stock subject to possible redemption, 40,250,000 shares at approximately $10.04 and $10.00 per share as of September 30, 2022 and December 31, 2021, respectively	403,957,677	402,500,000
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 900,000 shares issued and outstanding (excluding 40,250,000 subject to possible redemption) at September 30, 2022 and December 31, 2021	90	90
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 10,062,500 shares issued and outstanding at September 30, 2022 and December 31, 2021	1,006	1,006
Accumulated deficit	(15,693,389)	(24,401,722)

TOTAL STOCKHOLDERS’ DEFICIT	(15,692,293)	(24,400,626)

TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$404,869,067	$402,967,373

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARNEY TECHNOLOGY ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating and formation costs	$279,051	$311,899	$862,073	$898,492

Loss from operations	(279,051)	(311,899)	(862,073)	(898,492)
Other income:
Interest income - bank	—	2	—	2
Interest earned on cash and marketable securities held in Trust Account	1,728,277	27,529	2,331,534	63,780
Change in fair value of warrant liabilities	1,783,166	3,977,833	9,053,000	8,915,833
Change in fair value of convertible note	88,560	—	210,260	—

Total other income, net	3,600,003	4,005,364	11,594,794	8,979,615
Income before provision for income taxes	3,320,952	3,693,465	10,732,721	8,081,123
Provision for income taxes	(493,812)	—	(566,711)	—

Net income	$2,827,140	$3,693,465	$10,166,010	$8,081,123

Weighted average shares outstanding, Class A common stock	41,150,000	41,150,000	41,150,000	41,150,000

Basic and diluted net income per share, Class A common stock	$0.06	$0.07	$0.20	$0.16

Weighted average shares outstanding, Class B common stock	10,062,500	10,062,500	10,062,500	10,062,500

Basic and diluted net income per share, Class B common stock	$0.06	$0.07	$0.20	$0.16

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARNEY TECHNOLOGY ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – December 31, 2021	900,000	$90	10,062,500	$1,006	$—	$(24,401,722)	$(24,400,626)
Net income	—	—	—	—	—	4,536,246	4,536,246

Balance – March 31, 2022	900,000	90	10,062,500	1,006	—	(19,865,476)	(19,864,380)
Accretion for Class A common stock subject to possible redemption amount	—	—	—	—	—	(266,594)	(266,594)
Net income	—	—	—	—	—	2,802,624	2,802,624

Balance – June 30, 2022	900,000	90	10,062,500	1,006	—	(17,329,446)	(17,328,350)
Accretion for Class A common stock subject to possible redemption amount	—	—	—	—	—	(1,191,083)	(1,191,083)
Net income	—	—	—	—	—	2,827,140	2,827,140

Balance – September 30, 2022	900,000	$90	10,062,500	$1,006	$—	$(15,693,389)	$(15,692,293)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – December 31, 2020	900,000	$90	10,062,500	$1,006	$—	$(31,517,820)	$(31,516,724)
Net income	—	—	—	—	—	6,243,479	6,243,479

Balance – March 31, 2021	900,000	90	10,062,500	1,006	—	(25,274,341)	(25,273,245)
Net loss	—	—	—	—	—	(1,855,821)	(1,855,821)

Balance – June 30, 2021	900,000	90	10,062,500	1,006	—	(27,130,162)	(27,129,066)
Net income	—	—	—	—	—	3,693,465	3,693,465

Balance – September 30, 2021	900,000	$90	10,062,500	$1,006	$—	$(23,436,697)	$(23,435,601)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CARNEY TECHNOLOGY ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$10,166,010	$8,081,123
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(2,331,509)	(63,780)
Change in fair value of convertible note	(210,260)	—
Change in fair value of warrant liabilities	(9,053,000)	(8,915,833)
Changes in operating assets and liabilities:
Prepaid expenses	224,683	271,700
Accrued expenses	(187,881)	68,352
Income taxes payable	566,711	—

Net cash used in operating activities	(825,246)	(558,438)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	225,000	41,675

Net cash provided by investing activities	225,000	41,675

Cash Flows from Financing Activities:
Advances from related party	373,785	—
Repayment of advances from related party	(53,671)	—
Proceeds from convertible promissory note	300,000	—

Net cash provided by financing activities	620,114	—

Net Change in Cash	19,868	(516,763)
Cash – Beginning	73,952	835,208

Cash – Ending	$$93,820	$318,445

Supplemental Cash Flow Information:
Cash paid for income taxes	$40,000	$—
The accompanying notes are an integral part of the unaudited condensed financial statements.

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from August 31, 2020 (date of inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the cash and marketable securities held in the Trust Account (as defined below).
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
SEPTEMBER 30, 2022

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
The Sponsor has agreed (a) to waive its redemption rights with respect to the Founder Shares, Placement Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100
% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until December 14, 2022 to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of permitted withdrawals and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combinatio
n within th
e Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
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
Liquidity and Going Concern
As of September 30, 2022, the Company had $93,820 in its operating bank accounts, $404,675,430
i
n cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $
53,533 (excluding $576,379 payable for franchise and income taxes.). As of September 30, 2022, approximately $2,331,534 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. During the nine months ended September 30, 2022, the Company withdrew $225,000 from the Trust Account to pay franchise and income taxes.

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern” through the liquidation date of December 14, 2022, management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by December 14, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 14, 2022. The Company is holding a special meeting in lieu of its annual meeting on December 9, 2022, for its shareholders to vote to extend the original mandatory liquidation date of the Company from December 14, 2022 to June 14, 2023, or such earlier date as determined by the board of directors.
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
for the year ended December 31, 2021 as filed with the SEC on March 28, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Two of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities and convertible promissory note. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $93,820 and $73,952 in cash within the operating bank account as of September 30, 2022 and December 31, 2021, respectively. There were no cash equivalents as of September 30, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in Treasury bills, accounted for as held-to-maturity
securities, and money market funds, which are invested primarily in U.S. Treasury securities and accounted for as treasury securities.
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
capital and accumulated deficit.
At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$402,500,000
Less:
Proceeds allocated to Public Warrants	(17,710,000)
Class A common stock issuance costs	(21,590,535)
Plus:
Accretion of carrying value to redemption value	39,300,535

Class A common stock subject to possible redemption, December 31, 2021	402,500,000
Plus:
Accretion of carrying value to redemption value	1,457,677

Class A common stock subject to possible redemption, September 30, 2022	$403,957,677
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
SEPTEMBER 30, 2022

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
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company had a deferred tax asset of approximately $405,991 and $289,240, respectively, which had a full valuation allowance recorded against it.
ASC740-270-25-2
requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under
ASC740-270-30-5.
The Company’s effective tax rate was 14.87% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 5.28% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, primarily due to changes in fair value of the warrant liabilities and the valuation allowance on the deferred tax assets.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

Net Income per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share of common stock as the redemption value approximates fair value.
The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,716,667 Class A common stock in the aggregate. As of September 30, 2022 and 2021, respectively, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods presented.

CARNEY TECHNOLOGY ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income, as adjusted	$2,271,648	$555,491	$2,967,754	$725,711	$8,168,539	$1,997,471	$6,493,302	$1,587,821
Denominator:
Basic and diluted weighted average shares outstanding	41,150,000	10,062,500	41,150,000	10,062,500	41,150,000	10,062,500	41,150,000	10,062,500
Basic and diluted net income per share of common stock	$0.06	$0.06	$0.07	$0.07	$0.20	$0.20	$0.16	$0.16
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

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the warrant liabilities and convertible promissory note (see Note 9).

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
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares
On September 10, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 10,062,500 shares of Class B common stock (the “Founder Shares”). The Founder Shares included an aggregate of up to 1,312,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding shares after the Proposed Initial Offering (not including the Placement Shares). In connection with the exercise in full of the underwriter’s over-allotment option, the aforementioned shares are no longer subject to forfeiture.
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
Administrative Services Agreement
The Company entered into an agreement, commencing on December 9, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total not to exceed $15,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2022, the Company incurred $45,000 and $135,000, respectively, in fees for such services. For the three and nine months ended September 30, 2021, the Company incurred $45,000 and $135,000, respectively, in fees for such services. As of September 30, 2022 and December 31, 2021, the Company accrued $30,000 in fees for these services, which is included in the accompanying condensed balance sheets.

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Advance from Related Party
As of September 30, 2022, a related party paid operating expenses and formation costs on behalf of the Company. These amounts are reflected on the condensed balance sheets as advances from related party. The advances are non-interest
bearing and are payable on demand. At September 30, 2022 the Company had advances owed to the Sponsor in the amount of $320,114. At December 31, 2021, the Company had no advances owed to the Sponsor.

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Promissory Notes — Related Parties
On August 31, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) March 31, 2021 or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note of $185,000 was repaid at the closing of the Initial Public Offering on December 14, 2020 and borrowings are
no longer available under the Note.
Related Party Loans

The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required (together with the Sponsor Loan (as defined below), the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Units upon consummation of the Business Combination at a price of $10.00 per unit. The Units would be identical to the Placement Units.
In order to finance transaction costs in connection with a Business Combination, the Company entered into a loan agreement with the Sponsor on January 24, 2022, that provides for borrowings of up to $300,000 (the “Sponsor Loan”). The Sponsor Loan is
non-interest
bearing and payable upon consummation of the Company’s initial Business Combination. At September 30, 2022, there was $300,000 of borrowings under the Sponsor Loan. This loan was valued using the fair value method. The fair value of the loan as of September 30, 2022 was $89,740, which resulted in a change in fair value of the convertible Promissory Note of $88,560 and $210,260 recorded in the statement of operations for the three and nine months ended September 30, 2022, respectively, (see Note 9).
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
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
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

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Class
 A Common Stock
— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 900,000 shares of Class A common stock issued and outstanding, excluding 40,250,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.
Class
 B Common Stock
— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 10,062,500 shares of Class B common stock issued and outstanding.
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
basis, 20
% of the sum of the total number of all shares of common stock outstanding upon completion of the Proposed Public Offering (excluding the Placement Shares underlying the Placement Warrants) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination, any private placement-equivalent units and their underlying securities issued to the Sponsor or its affiliates upon conversion of loans made to the Company). The Company cannot determine at this time whether a majority of the holders of the Class B common stock at the time of any future issuance would agree to waive such adjustment to the conversion ratio.

NOTE 8. WARRANTS
As of September 30, 2022 and December 31, 2021, there were 13,416,667 Public Warrants and 300,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
SEPTEMBER 30, 2022

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
SEPTEMBER 30, 2022

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
At September 30, 2022, cash and marketable securities held in the Trust Account were comprised of $1,254 in cash, $202,293,128 in money market funds which are invested primarily in U.S. Treasury Securities and $202,381,048 in treasury bills. At December 31, 2021, cash and marketable securities held in the Trust Account were comprised of $651 in cash, $201,265,665 in money market funds which are invested primarily in U.S. Treasury Securities and $201,302,605 in U.S. Treasury securities. During the period ended September 30, 2022 and December 31, 2021, the Company withdrew $225,000 and $41,674 for tax payment purposes.
The following table presents information about the Company’s gross holding gains and fair value of held-to-maturity
securities at September 30, 2022 and December 31, 2021:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
September 30, 2022	U.S. Treasury Securities (Matures on 12/08/22)	1	$202,381,048	$29,675	$202,410,723
December 31, 2021	U.S. Treasury Securities (Matures on 03/10/22)	1	$201,302,605	$14,537	$201,317,142
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Investments – U.S Treasury Securities Money Market Fund	1	$202,293,128	$201,265,665
Liabilities:
Warrant Liabilities – Public Warrants	2	$402,500	$9,257,500
Warrant Liabilities – Private Placement Warrants	2	$9,000	$207,000
Convertible Note – Related Party	3	$89,740	$—

CARNEY TECHNOLOGY ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

The Warrants were accounted for as liabilities in accordance with
ASC815-40
and are presented within warrant liabilities in the Company’s condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
The Warrants were initially valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date and December 31, 2020 was derived from observable Public Warrant pricing on comparable ‘blank-check’ companies without an identified target. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. As of September 30, 2022 the Public Warrants were classified as Level 2 in the fair value hierarchy due to low trading volume. For periods subsequent to the detachment of the Public Warrants from the Units, the closing price of the Public Warrant was used as the fair value for the Warrants as of each relevant date. At September 30, 2021 the Private Placement Warrants transferred to Level 2 due to the use of an observable market quote for a similar asset in an active market.
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level
2
fair value measurement for the nine months ended September 30, 2022 was $17,441,667. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement for the nine months ended September 30, 2021 was $195,000.
The estimated fair value of the Convertible Note was based on the following significant inputs:

September 30, 2022
Principal Amount	$300,000
Conversion Price	$10.00
Value per Share	$9.97
Warrant Price	$0.03
Probability of Transaction	30.0%
The following table presents the changes in the fair value of the Level 3 Convertible Promissory Note:

Convertible Promissory Note
Fair value as of January 1, 2022	$—
Proceeds received through convertible note – Related Party	300,000
Change in valuation inputs or other assumptions	(76,400)

Fair value as of March 31, 2022	223,600
Change in valuation inputs or other assumptions	(45,300)

Fair value as of June 30, 2022	178,300
Change in valuation inputs or other assumptions	(88,560)

Fair value as of September 30, 2022	$89,740
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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 31, 2020 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and identifying a target company for an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $2,827,140, which included interest earned on cash and marketable securities held in Trust Account of $1,728,277, change in fair value of warrant liabilities of $1,783,166, change in fair value of convertible note of $88,560, offset by operating costs of $279,051 and provision for income tax of $493,812.

For the nine months ended September 30, 2022, we had net income of $10,166,010, which included interest earned on cash and marketable securities held in Trust Account of $2,331,534, change in fair value of warrant liabilities of $9,053,000, change in fair value of convertible note of $210,260, offset by operating costs of $862,073 and provision for income tax of $566,711.

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

For the nine months ended September 30, 2022, cash used in operating activities was $825,246. Net income of $10,166,010 was affected by interest earned on cash and investments held in the Trust Account of $2,331,509, change in fair value of warrant liabilities of $9,053,000, change in fair value of convertible note of $210,260 and changes in operating assets and liabilities, which provided $603,513 of cash from operating activities. As of September 30, 2022, approximately $2,331,534 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. As of September 30, 2022, the Company withdrew an amount of $225,000 to pay franchise and income taxes.

For the nine months ended September 30, 2021, cash used in operating activities was $558,438. Net income of $8,081,123 was affected by changes in the fair value of warrant liabilities of $8,915,833 and interest earned on investments and marketable securities held in the Trust Account of $63,780. Changes in operating assets and liabilities provided $340,052 of cash from operating activities.

As of September 30, 2022, we had cash and marketable securities held in the Trust Account of $404,675,430. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our initial Business Combination. We may withdraw interest to pay taxes. During the period ended September 30, 2022, we withdrew $225,000 to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had $93,820 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASBASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern” through the liquidation date of December 14, 2022, management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by December 14, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 14, 2022. The Company is holding a special meeting in lieu of its annual meeting on December 9, 2022, for its shareholders to vote to extend the original mandatory liquidation date of the Company from December 14, 2022 to June 14, 2023, or such earlier date as determined by the board of directors.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Final Prospectus dated December 9, 2020, (ii) Quarterly Report on Form 10-Q for the period ended September 30, 2020 as filed with the SEC on January 25, 2021, (iii) Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 28, 2022 and (iii) the Quarterly Report on Form 10-Q for the period ended March 31, 2022 as filed with the SEC on May 12, 2022, and (iv) the Quarterly Report on Form 10-Q for the period ended June 30, 2022, as filed with the SEC on August 11, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with a Business Combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Redemption Event may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the structure of the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the Business Combination) and (iv) the content of regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash items until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items until the earlier of the consummation of our Business Combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

We may not be able to complete a Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or Business Combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit a Business Combination to be consummated with us, we may not be able to consummate a Business Combination with such target.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. Our Sponsor has ties to non-US persons. Specifically, Alex Vieux, one of the three managing members of our Sponsor, is a French citizen. In addition, as previously disclosed in the Company’s filings with the Commission, Mr. Vieux is one of the two managing members of Founder Holdings LLC, the managing member of Explorer Parent LLC, which is a member of the Sponsor. Except as disclosed above, the Sponsor has no other substantial ties with a non-U.S. person.

Outside the United States, laws or regulations may affect our ability to consummate a Business Combination with potential target companies incorporated or having business operations in jurisdiction where national security considerations, involvement in regulated industries (including telecommunications), or in businesses relating to a country’s culture or heritage may be implicated.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other SPACs that do not have similar ownership issues. Moreover, the process of government review, could be lengthy. Because we have only a limited time to complete our Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARNEY TECHNOLOGY ACQUISITION CORP. II

Date: November 10, 2022	By:	/s/ David Roberson
	Name:	David Roberson
	Title:	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors
(Principal Executive Officer and Principal Financial Officer)